Form 10-K
period 2024-12-31
Rain Enhancement Technologies Holdco, Inc.
filed 2025-04-16
CIK 2028293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-42460

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	99-3527155
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4851 Tamiami Trail N, Suite 200 Naples, FL	34103
(Address of Principal Executive Offices)	(Zip Code)

339-222-6714

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RAIN	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	RAINW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company at June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s Class A common stock began trading on the Nasdaq Stock Market LLC on January 2, 2025.

As of April 15, 2025, there were 7,528,761 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 57,752 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

i

EXPLANATORY NOTE

On December 31, 2024 (the “Closing Date”), Coliseum Acquisition Corp, a Cayman Islands exempted company (“Coliseum”), Rain Enhancement Technologies, Inc., a Massachusetts corporation (“RWT”), Rain Enhancement Technologies Holdco, Inc., a Massachusetts corporation (“Holdco”, the “Company”, “we”, “us” or “our”), Rainwater Merger Sub 1, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holdco (“Merger Sub 1”), and Rainwater Merger Sub 2A, Inc., a Massachusetts corporation and wholly-owned subsidiary of Coliseum (“Merger Sub 2”) consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of June 25, 2024 (as amended on August 22, 2024, the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, on the Closing Date, (i) Coliseum merged with and into Merger Sub 1, with Merger Sub 1 as the surviving company of such merger (the “SPAC Merger”) and (ii) following the SPAC Merger and as a part of the same overall transaction, Merger Sub 2 merged with and into RWT, with RWT as the surviving entity of such merger (the “Company Merger” and, together with the SPAC Merger, the “Mergers”), and, after giving effect to such Mergers, each of Merger Sub 1 and RWT became a wholly owned subsidiary of Holdco (the time that the SPAC Merger became effective being referred to as the “SPAC Merger Effective Time,” the time that the Company Merger became effective being referred to as the “Company Merger Effective Time,” and the time after which both Mergers became effective being referred to as the “Closing”). Following the Closing, Holdco holds all of the equity interests of RWT and Merger Sub 1.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions, whether or not identified in this Annual Report, of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “project,” “scheduled,” “seek,” “should,” “will” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about the ability of the Company to:

●	general economic uncertainty;

●	the volatility of currency exchange rates;

●	RWT’s ability to manage growth;

●	the Company’s ability to obtain or maintain the listing of Class A Common Stock on Nasdaq or any other national exchange;

●	risks related to the rollout of RWT’s business and expansion strategy;

●	the effects of competition on RWT’s future business;

●	the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which the Company operates or will operate in the future;

●	international, national or local economic, social or political conditions that could adversely affect the companies and their business;

●	the effectiveness of the Company’s internal controls and its corporate policies and procedures;

●	changes in personnel and availability of qualified personnel;

●	the volatility of the market price and liquidity of the Class A Common Stock and Warrants;

●	potential write-downs, write-offs, restructuring and impairment or other charges required to be taken by Holdco subsequent to the Business Combination;

●	factors relating to the business, operations and financial performance of the Company and its subsidiaries, including:

●	the anticipated benefits of the Business Combination may not be achieved;

●	changes in the Company’s business strategy, plans for growth or restructuring may increase its costs or otherwise affect its profitability;

●	the Company’s revenues and results of operations may fluctuate significantly;

●	protecting and defending against intellectual property claims may have a material adverse effect on the Company’s business;

●	changes in evolving technologies may negatively affect the Company’s business, financial condition or results of operations;

●	the Company will be subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures; and

●	business interruptions from circumstances or events out of the Company’s control could adversely affect the Company’s operations.

Forward-looking statements are provided for illustrative purposes only and are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the factors discussed under the heading “Risk Factors” and elsewhere in this Annual Report, could affect the future results of the Company, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Annual Report.

In addition, the risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report describe additional factors that could adversely affect the businesses, financial conditions, or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the businesses of the Company, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on their behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, this Annual Report contains statements of belief and similar statements that reflect the beliefs and opinions of the Company on the relevant subject. These statements are based upon information available to the Company as of the date of this Annual Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors”, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Class A Common Stock or Warrants and result in a loss of all or a portion of your investment:

Risks Relating to RWT’s Business and Industry

●	RWT has a limited operating history and has not yet generated any revenues, which makes it difficult to forecast its future results of operations.

●	RWT expects to incur significant expenses and losses for the foreseeable future.

●	RWT’s estimates of market opportunity and growth forecasts may prove to be inaccurate.

●	RWT’s growth is dependent upon its ability to successfully support and service its clients.

●	RWT may not manage growth effectively.

●	RWT will need additional capital to pursue its business objectives and respond to business opportunities, challenges or unforeseen circumstances, and it cannot be sure that additional financing will be available.

●	RWT has identified a material weakness in its internal control over financial reporting as of and for the year ended December 31, 2023 and determined that it had not been remediated as of December 31, 2024.

●	We may face litigation and other risks as a result of the restatement of RWT’s pre-merger audited financial statements and the material weakness in RWT’s internal control over financial reporting.

●	RWT can provide no assurance of the effectiveness and success of ionization rainfall generation technology in increasing precipitation.

●	RWT has not demonstrated it can develop rainfall generation technology and faces barriers in replicating meaningful rainfall generation. If RWT cannot successfully overcome those barriers, its business will be negatively impacted and could fail.

●	RWT may not be able to manufacture its technology at the pace, scale and volume needed to generate and meet market demand.

●	The markets for rainfall generation-related products are in nascent stages, and RWT may have limited opportunities to license its technologies or sell its products.

●	RWT may be harmed by competing technologies.

●	RWT will be dependent on its suppliers and manufacturers, and supply chain issues could delay the introduction of RWT’s product and negatively impact its business and operating results.

●	RWT may be affected by failures of its clients, both private and public, to meet their payment obligations.

●	RWT’s future success depends in part on recruiting and retaining key personnel and failure to do so may make it more difficult for RWT to execute the business strategy.

v

●	RWT’s operations, projects and prospects are located in remote areas, and RWT’s production, processing and product delivery will rely on the infrastructure and skilled labor being adequate and remaining available.

●	RWT’s business is dependent on the international market prices of energy and fiberglass, among other materials, which are both cyclical and volatile.

●	System security and data protection breaches, as well as cyber-attacks, could disrupt RWT’s operations, which may damage RWT’s reputation and adversely affect its business.

●	Clients and others may hold RWT accountable for changing environmental and/or weather conditions, including challenges resulting from excessive rain.

●	Political, regulatory and social opposition to RWT’s activities could adversely impact its business and reputation.

●	The intellectual property rights of others may prevent RWT from commercializing its products or developing new technology or entering new markets, and RWT’s business may suffer or be exposed to liability or costly litigation if third parties assert that RWT violates their intellectual property rights.

●	RWT’s ability to expand in certain locations is subject to land restriction policies and permits which RWT may fail to obtain or which may be terminated or not renewed by governmental authorities.

Risks Relating to Ownership of Holdco Securities

●	There can be no assurance that we will be able to comply with the continued listing rules of Nasdaq.

●	An active trading market for Class A Common Stock may not develop or be sustained and the share price of the Class A Common Stock may be volatile.

●	If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market of the Class A Common Stock may decline.

●	The RWT Founders have substantial control over the Company, which could limit other shareholders’ ability to influence corporate matters and could delay or prevent a change in corporate control.

●	The Dual Class Structure may have the effect of concentrating voting control with the holders of Class B Common Stock.

●	The requirements of being a public company may strain the Company’s resources and distract management and Holdco will incur substantial costs as a result of being a public company.

Item 1. Description of Business

Overview

Rain Enhancement Technologies, Inc. (“RWT”) was founded to provide the world with reliable access to water, one of life’s most important resources. To achieve this mission, RWT aims to develop, manufacture and commercialize ionization rainfall generation technology.

Today, water scarcity issues are one of the world’s foremost concerns. According to the World Wildlife Fund, 1.1 billion people globally lack access to water for basic necessities, and, according to the American Geophysical Union, 80% of global croplands are expected to experience water scarcity by 2050, threatening agricultural yields.

RWT is combining unique expertise, personnel, and weather data to develop, improve and undertake efforts to commercialize ionization rainfall generation technology that enhances rainfall when conditions are appropriate in the atmosphere. RWT plans to build its core platform with software, meteorology, hardware, product design and operations to make rainfall generation more dependable. RWT intends to improve on existing rainfall generation technologies by introducing robust measurement tools, including automation technology, rain gauges, and weather stations, to more precisely quantify the positive water benefit it expects to deliver to millions globally.

RWT is working to develop, invent, improve, manufacture, commercialize and operate technologies that enhance rainfall and elevate water reserves. We believe that RWT’s future technology will yield potable water that can be used for all purposes. The projected cost (not including land costs, which are still being determined) and energy requirements for RWT’s future technology are modest on a per gallon basis for communities and ecosystems, estimated to be $0.10 per cubic meter, approximately 10 times less than other alternative technologies. RWT intends to enhance agricultural, industrial and household water supplies for all the communities in which it operates by developing technology and services to serve governmental and commercial clients’ needs in creating water resiliency and abundancy.

RWT’s business model is based on a unique one-to-many community-centric business model. The numerous client segments to which RWT markets and sells include large landowners including agriculture, resorts, energy and transportation companies, insurance and reinsurance companies, decarbonization initiatives of major corporations and philanthropists, supranational governmental organizations, and city, county, state, federal and non-U.S. governments. In addition, RWT aims to leverage its offerings and enhance its proprietary position by expanding RWT’s water generation products through licensing and acting as a channel partner for additional water generation technologies.

RWT has a limited operating history and has not yet generated any revenue, and its ability to generate revenue sufficient to achieve profitability will depend on its ability to successfully build and commercialize rainfall generation technology.

RWT’s management and expected members of the Board include individuals with extensive experience in the water technology industry, which will offer RWT advantages, both in terms of its research and development and the commercial value of its intended product offerings.

RWT’s website can be found at https://rainwatertech.com/.The references to the SEC’s and our website are inactive textual references only, and information contained therein or connected thereto is not incorporated into this Annual Report.

RWT’s Strategy

RWT’s mission is to provide the world with reliable access to water at a time when water scarcity is one of the world’s foremost concerns. RWT intends to fulfill its mission by:

●	Developing and Leveraging Technology. RWT believes that its ionization rainfall generation platform will offer substantial technological advantages compared to other competing and more traditional chemical cloudseeding technologies. RWT intends to develop a technological lead and build upon it by leveraging and further developing its offerings, as well as its world-class team.

●	Implementing a One-to-Many Community-Centric Business Model. RWT utilizes a “one-to-many” business model, whereby a single hardware system it installs can be used for multiple clients going forward. By bearing the risk on manufacturing and installing its own hardware and technology systems, RWT will be able to own the output, allowing it to sell its rainfall generation technology to multiple clients for each installed system. Once RWT breaks even on the costs of a single hardware system, operating leverage of any upfront hardware costs means that incremental clients using the same system are expected to rapidly expand gross margin on each hardware system installed. Clients will be able to pay for prioritized use of the system, allowing RWT to grow and scale to serve the needs of both small and large clients. The considerable projected range of RWT’s ionization systems means that clients could potentially be found within an approximately 50-mile radius as a result of naturally occurring updrafts (i.e., small-scale currents of rising air) for each single installed system. As such, rollouts across a county could be efficient and cost effective, particularly because installed systems will be monitored remotely. The useful life of RWT’s hardware systems is expected to be 10 to 15 years in the field, with opportunities to replace components to extend lifetimes potentially indefinitely, which will allow RWT to serve a number of clients with just one operating system over a period of many years. In addition, natural weather conditions may contribute to RWT’s one-to-many business model by allowing it to leverage certain geographies’ unique environmental features to promote enhanced rainfall production in specific areas and to serve more diverse sets of clients in various locations. Examples of these include strong wind updrafts, humidity and optimal orographic conditions. RWT believes that the one-to-many business model will allow it to systematically adjust different ionization systems which it has installed based on weather patterns at specific locations, which will permit it to better direct location and timing of the rainfall generation technology.

●	Developing and Enhancing RWT’s Proprietary Position. RWT is working to drive innovation in ionization rainfall generation technology and seeks intellectual property protection where appropriate to enhance its technology position.

●	Expanding RWT’s Water Generation Technologies and Ancillary Services. RWT plans to develop and commercialize other rainfall and water generation ancillary services in addition to ionization rainfall generation. RWT also intends to license and act as a channel partner for additional water generation technologies, including desalination, water purification, mineral extraction and/or cloudseeding, among others.

●	Developing RWT’s Ionization Rainfall Generation Technology Ecosystem. RWT seeks to partner with leaders throughout diverse segments to develop, demonstrate, optimize and commercialize its technology and water generation services.

Industry Background: Ionization Rainfall Generation

History and Development of Core Technology

RWT’s ionization rainfall generation platform will capitalize on approximately 70 years of technological efforts beginning in the 1950s at one of the largest industrial conglomerates in the United States. Ionization rainfall generation technology has been used for fog dissipation during the cold war, as well as rainfall generation and hail reduction in a number of locales over the decades. Weather forecasting models, computing power plus ground-based radar networks have allowed weather forecasting to improve exponentially over the past decade. Cloud condensation nuclei and the water cycle are now broadly accepted science. Water scarcity has unfortunately reached critical levels throughout North America and Europe. Federal and local governments, and Fortune 500 companies all recognize the urgency of action as water becomes a social justice issue.

Traditional cloudseeding involves the use of chemicals dispensed from aircraft at precise moments of raincloud formation, creating potential risks (such as environmental concerns and unintended downstream consequences, for example, small concentrations of chemical substances affecting cloudseeding-produced rain). Desalination plants offer an alternative technology for increasing the supply of potable water but such process is highly energy intensive, expensive and requires transportation from the coast to inland clients.

Ionization rainfall generation technology allows for lower operating costs at scale and provides a method that does not use chemicals in the rainfall generation process. Both chemical and ionic approaches have been utilized for weather modification, including rainfall generation, hail reduction, and cloud dispersal.

Historically, piloted aircraft (e.g. cropping) or drones delivered chemicals into clouds at the right time in order to enhance rainfall. However, ionized rainfall generation technology is ground-based, capitalizing on natural updraft airflow. Based on third party trials in Oman, the operating range of RWT’s ionized rainfall generation equipment is expected to be considerable, as it will be reliant upon natural updrafts to carry the ions into clouds with sufficient water vapor to condense and form rain droplets. Such third-party testing has demonstrated that the equipment’s reliance on natural updrafts would result in it being powered by a minimal source of energy, approximately 600kWh annually based on 100 hours of operation per month, which is approximately the amount required in one year by an average household oven. Moreover, as the technology is developed, RWT intends to continue working on ways to maintain low and efficient energy usage.

Ionized rainfall generation technology does not allow rainfall to be created. It may enhance the amount and possibility of rainfall when conditions are appropriate in the atmosphere and cloud formation is underway in an approximately 40-mile radius, according to third-party testing. The third-party experiments in Oman, using ionizers based on existing rainfall generation technology, indicate that the majority of the rainfall generation occurs within approximately 60 miles of the ground-based ionizers. This range allows for placement of the equipment to optimize for the cost of land leases, as well as predominant wind flows.

By installing multiple systems at appropriate ranges away from the desired impact area, RWT’s approach would allow for enhanced rainfall with high level, broad-based targeting, by synchronizing the ionization on-off with increasingly accurate weather information and forecasting. RWT is in the process of partnering with ground-based radars and satellite imaging for optimal and powerful real time weather forecasting data access.

In addition, RWT expects that its systems will be able to be manufactured and installed in approximately four to six months, which differs from the desalination process that generally takes several years to obtain permits and build associated energy generation. RWT believes that the expected rapid time-to-market and anticipated use of off-grid solar and wind power systems will provide an advantage in addressing water scarcity in the coming decades.

Initial installation would be more costly than the cloudseeding approaches and requires a small amount of semi-permanent land to operate from. However, RWT’s system would be able to operate continually up to 365 days per year, and key post-installation costs would be modest, including electricity and monitoring. Once installed, the system is expected to use approximately 600 kwH of energy consumption per year. Reliance on natural updrafts would limit targeting but would minimize energy use and avoid using chemicals in the rain enhancement process. Ultimately, some of the water that condenses due to RWT’s operation will come out of nearby oceans per the established “water cycle”.

In Oman, over a six-year randomized third-party trial from 2013 to 2018, an ionization rainfall generation system based on existing technology generated an average of approximately 16% of additional rainfall according to results published by the National Institute for Applied Statistics Research Australia (“NIASRA”), a third-party research organization, in the International Statistical Review. Three years after this trial occurred, news reporters in Oman continued to report enhanced rainfall as compared to prior years when the hardware was not operating. In addition, trials performed by third-party individuals funded by the National Key Research and Development Plan of China and the National Natural Science Foundation of China in the Wushaoling and Liupan Mountains in China also indicate that an ionization rainfall generation system helped increase rainfall in the area by 20%. RWT believes significant improvements from software, synchronization with real-time weather, and broader placement would lead to even greater rainfall generation. Furthermore, RWT believes it can create an ionization rainfall generation team that will be well capitalized, with the full suite of expertise required, to commercialize and scale ionization rainfall generation.

Commercialization and Scale of Ionization Rainfall Generation Technology

Ionization rainfall generation technology has shown promise in third-party trials, and thus commercialization and scale of this technology will require a strong go-to-market and operations infrastructure to show the market the rain enhancement capacities of these systems. The first phase of commercialization is expected to include leveraging RWT’s management and Board to develop global sales organizational structures and methodologies, as well as building operations, sales, marketing and customer service functions to accelerate client traction. RWT also intends to create operating momentum by achieving enhanced rainfall in the initial systems that it deploys, in order to demonstrate the viability of this technology to the market. It is anticipated that this will enable RWT to expand into existing client bases, create additional client verticals, and drive future global expansion. The second phase of commercialization and scale of rainfall generation technology is expected to involve investment in additional technologies to optimize the performance of the systems. This includes investment and development of weather forecasting models, computing power, data collection tools and ground-based radar networks, among other things, in order to improve RWT’s weather forecasting abilities. Supporting growth at scale will require manufacturing optimizations, bill of materials value engineering, and enhancing software controls and machine learning to automate the operational and data collecting processes.

For more details regarding the steps that RWT’s management team believe are necessary to commercialize and scale ionization rain enhancement technology, please see “RWT Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.”

Trial Results Based on Existing Third-Party Technology

There is a void for institutionally supported analysis for quantifying rainfall generation from rainfall generation technology. Previous rainfall generation trials by third parties relied on comparisons of trial results with long-term averages of rainfall on a given catchment. However, the high variability of rainfall data has hindered conclusive demonstrations of efficacy using such techniques. Demonstrating efficacy, however, will rely on statistical evaluation of data obtained while operating the technology under real-world scenarios.

In the third-party trials for previously existing rainfall generation technology in Oman, the NIASRA employed statistical estimation methodology estimating the correlation between observations of rainfall at different locations at specific time intervals to make concurrent predictions of rainfall in a target area with both a control model and effects model to assess the ground-based ionization technology performance. The NIASRA concluded in these third-party trials that the methodology used is well instrumented and scientifically rigorous, and that it has the potential to increase precipitation. Third-party trials in Oman have indicated a high probability of rainfall generation if ionization rainfall generation technologies are used.

In 2022, the model-based approach used in these third-party trials was noted in the Journal of Royal Statistical Society and the International Statistical Review. The results in these third-party trials demonstrate the plausible practical effects of and plausible analysis methods for the technology that RWT intends to develop.

RWT’s Business Overview

Ionization Rainfall Generation Market Opportunity

The global water crisis has massive economic implications. Global health organizations estimate that water scarcity in some regions could impact GDP by up to 6% with $260 billion lost globally each year due to lack of basic water and sanitation. Morgan Stanley estimates that $1.4 trillion will be invested in expanding and improving global water infrastructure over the next four years. RWT’s economic impact is intertwined with the number of people it can help get access to water they would have otherwise not received, allowing it to capture a significant portion of the impending water spend.

Unlike with the price of fossil fuel commodities, where governments can step in to shield consumers from volatility, water cannot easily be manufactured at large scale. For instance, due to droughts there are cities in California’s Central Valley whose access to water is severely limited, with populations relying upon emergency bottled water handouts to survive. Water tables continue to decline across the West, South and Southwest of the United States to near-emergency levels, and the price of water has climbed.

RWT’s ionization rainfall generation platform is expected to create large new markets due to its low energy consumption, ease of operation, and large area impact. With a low entry price for access, demand from all client segments is anticipated to grow strongly, indicated by both initial client data points as well as the past decade of trials in Oman. RWT’s planned technological approach of ground-based ionization stations is expected to allow it to implement a one-to-many community-centric business model, as described above under “RWT’s Strategy.” Numerous clients can be sold services off of the same hardware platform. RWT intends to create new markets to commercialize and scale ionization rainfall generation by bringing down the cost of its technology, reducing friction to access, and continually improving its technology and capabilities.

RWT intends to pioneer and create a new market for enhanced rainfall. RWT is beginning its sales focus in the United States with the intent to expand to Canada and Western Europe, and take advantage of new opportunities that may present themselves in any region. By setting up its ionization rainfall generation systems in areas with many constituent potential clients, it expects to be able to sell up to a dozen segments of user benefits from the same hardware array. Small improvements in annual rainfall make significant differences to industries such as insurance, agriculture and resorts.

RWT recognizes that increasing the water table, potable water reserves, and greening urban and suburban areas are another way to attract clients, while making a positive operating contribution with as few as one client per site. RWT is targeting commercial clients in each operating area, and adding potential governmental and philanthropic clients as the business develops.

RWT’s Business Model

RWT’s strategy consists primarily of a focus on ground-based ionization stations to implement a one-to-many community-centric business model, as described above under “RWT’s Strategy”.

For its initial enhanced rainfall business, RWT plans to invest in the development and improvement of ground-based ionization stations, hardware platforms and technologies to enable enhanced rainfall. Leveraging its extensive design, simulation and prototyping capability, it intends to set up its ionization rainfall generation systems in areas with many constituent potential clients, allowing it to sell its technology to numerous segments of users who will all benefit from the same hardware array. Small increases in annual rainfall make significant differences to industries such as insurance, agriculture and resorts, and RWT aims to partner with leaders throughout these diverse client segments to develop, demonstrate, optimize, commercialize and license its technologies.

To increase the likelihood that its technologies are adopted, RWT plans to lead with the development of its technology and then determine reasonable royalties. Successful negotiation of these royalties is generally dependent on:

●	Explaining the benefits of RWT’s services, including any size, power and performance benefits;

●	Explaining the value proposition over existing or alternative technologies;

●	Explaining the manufacturability of the technologies;

●	Countering bias against externally developed solutions; and

●	Providing technical and market data supporting our products.

Rainfall generation technology integrates several advanced engineering and scientific disciplines, and the resulting products are of interest in a broad variety of application domains. As such, RWT continues its ongoing development of strong technical and business relationships with both current and prospective clients across diverse industries. Those client relationships provide not only a source of ongoing and growing revenue but also insights into industry trends that will help RWT build desirable products. For instance, RWT plans to pioneer new technologies for image processing and object recognition, while staying apprised of potentially relevant technical advances from elsewhere.

RWT’s business model will allow for affordable installation and manufacturing costs, expected to initially be approximately $280,000 per system, and an all-in cost of approximately $425,000 that includes labor, a meteorologist and other related costs. We expect these initial administrative, setup and manufacturing costs to include, among other expenses: power systems, control systems, all the fiber-reinforced plastic and steel work, shipping and inspections. This entry level installation price point will allow clients to be “laddered up” with a “land and expand” sales strategy, which will also involve continued involvement with RWT as it expects to be the sole operator for its rainfall generation services.

RWT intends to develop and improve software and machine learning control systems to provide more specific area targeting, as well as more precise operating timing. We believe that RWT’s prospective partnerships for proprietary radar and weather data will give it client segmentation and pricing opportunities. Wherever possible RWT will endeavor to strike multi-year WaaS (“water as a service”)-like client contracts.

Commercialization of Water Technology

RWT has pulled together ingredients to commercialize and scale ionization rainfall generation. RWT also intends to acquire and license adjacent technologies that expand its solutions offering to clients. Its management have experience scaling businesses over the prior decades. R&D leadership and technology is important; however the RWT team knows that operations, sales, marketing, and client service are equally vital to drive product-market fit at scale.

RWT also has a global hiring and relationships network to tap into to promote the acceleration of its channel and client traction. It is implementing best in class global sales organization structures and methodologies. By adding adjacent technologies over time, RWT expects to leverage a unified global sales team in the hundreds to sell multiple solutions to the same client base, increasing its presence with clients as well as drive bottom-line margin contribution.

RWT recognizes that long term success is about client satisfaction and delivering solution efficacy and reliability. Manufacturing optimization, build-of-material value engineering, and the generation of software controls and machine learning are all expected to play vital roles in driving sustained and profitable growth. RWT also is negotiating partnerships with global manufacturing, supply-chain firms to ensure the smooth rollout of its ionization rainfall generation systems worldwide.

As part of its commercial strategy, RWT intends to negotiate agreements with various resorts across the Americas and Western Europe to utilize RWT’s technology to build up the water tables around these resorts. Success in these initial agreements will allow RWT to leverage its success to a number of different resorts and properties worldwide.

Manufacturing

RWT plans to involve a set of manufacturing partners that have previously manufactured versions of RWT’s technology in Australia, along with a list of similar manufacturing partners in the United States.

RWT’s apparatus design will be optimized to be modular, resulting in a high level of consistency and predictability with each build. The initial design is projected to weigh about 4,000 kilograms (8,000 pounds), and be shipped in four large crates. It will require a crane and some on site general contractor project management to pour a concrete pad for the footings. The power necessary to operate the system is expected to be generated by off-grid solar and wind power systems, for which a small array will typically suffice (however, batteries may be used depending on daylight and weather conditions). We believe that the apparatus will be capable of being assembled with several people and a crane in only a few days.

The largest components are custom manufactured from Fiber Reinforced Polyester (“FRP”) to form the non-conductive legs of the system by a third-party manufacturer experienced in large scale FRP work (e.g. chemical tank manufacturers). The antenna components will largely be made from Pultruded and sheet FRP by RWT in-house. Additional pultruded FRP is used to form braces and ancillary components, along with custom machined nylon. Some steel fabrication is completed for adapters and supports, including the footing sections and winching components to raise and lower the system. The systems are pre-assembled by RWT prior to shipping to customers to ensure all components fit, meet quality assurance requirements and form a complete “ready-to-install” system in kit format.

The main components to be sourced will be steel and FRP, along with readily available controllers, high voltage insulators, electronics, metal and nylon fasteners. RWT intends to develop and incorporate into the machines advanced technology, including systems integration and artificial intelligence to improve predictability of location and timing of enhanced rainfall.

RWT plans to do its own sourcing for the materials required to operate its products and intends to maintain a small inventory in its own leased warehouse. RWT expects to work with clients and their general contractor partners for installation plans for each device to suit the final selected site.

Clients

RWT’s business model is based on a unique one-to-many community centric business model. We initially intend to focus primarily on geographic areas in North America and Western Europe, before further global expansion. The various client segments where RWT intends to sell to include, among others:

1.	Large landowners, including scaled agriculture, wineries, ranches, farmland, golf courses and resorts;

2.	Energy and transportation companies, including hydroelectric, nuclear power, and river cargo;

3.	Entities actively managing and or building water sources (i.e., farmers, ranchers managing active dams or adding more dams);

4.	Oil and gas industry (due to massive water needs of up to 9.7 million gallons of water for a single well);

5.	Insurance and reinsurance companies (i.e., fire prevention);

6.	Decarbonization initiatives of major corporations and philanthropists, including substantial ESG impacts from growing flora and greening;

7.	Supranational governmental organizations headquartered in the US and EU;

8.	Water agencies and authorities in city, county, state, and federal governments; and

9.	Companies focused on creating drinkable water from sustainable sources of water (i.e., rain-bottled RWT companies).

Large landowners have the benefit of controlling the land for ionization rainfall generation equipment deployment and its measurement using automated rain gauges, as well as benefitting from the entire rainfall generation. Large landowners who are willing to provide positive externalities to land adjacent to them are anticipated as early adopters of RWT’s services.

We think energy and transportation companies will also benefit in a very binary manner from enhanced rainfall, as they often cannot operate without sufficient water levels. RWT’s business plan contemplates that these companies will be willing to pay an annual sum to subscribe to and utilize RWT’s services to maximize their operational capacities.

In another segment, we plan to enter into arrangements (which currently do not exist) that will allow insurance premiums to be reduced for homeowners in regions taking active measures to enhance rainfall. The added benefit to such homeowners comes in the form of decarbonization contribution, habitat expansion and greening.

Governments are a typically slower sales cycle, however at all levels are capable of including an annual allowance for rainfall generation, which we expect would be a longstanding budget item once adopted.

Supranational organizations such as the World Bank and IFC have the ability to commit to sizable programs for improving water reserves, the water table and potable water (although there can be no assurances that they will do so). Both developed and emerging markets are in need of RWT’s technology and we anticipate significant traction in this category.

Sales and Marketing

RWT’s sales activities focus primarily on rain enhancement services to public clients and commercial markets, as well as water conservation consulting and solutions. In the future, RWT plans to expand its sales activities to other water generation technologies, such as desalination, wastewater treatment, water purification, mineral extraction and cloudseeding, among others. Product marketing focuses on identifying the needs and product requirements of its clients. Product marketing also manages the development of all of its technologies throughout the development cycle and creates the required marketing materials to assist with the adoption of the technologies to its various client segments.

Principal Factors Affecting Barriers to Entry & Competitive Landscape

Barriers to Entry

There are a number of barriers to entry in the ionization rainfall generation industry, including, among others: (a) key technical personnel, (b) scientific expertise to drive development and improvements of technology (including software and machine learning automation), (c) client relationships/contracts, (d) manufacturing and supply chain efficiencies, (e) key sales & marketing personnel, and (f) brand awareness. Another barrier to entry involves market expansion, specifically with respect to expanding our services from initial trials into clients including, among others, commercial clients, land developers and the agricultural sector.

Competitive Position

The operating competitive landscape has minimal to no brand awareness amongst clients, and is comprised of primarily players in the following categories: (i) mature industrial/chemicals/wastewater, (ii) cloudseeding startups, (iii) adjacent water startups, and (iv) existing governmental operations. As with every vibrant pioneering technology ecosystem, several startups in the water technology sector have ceased operating over the years, however we also expect to see other competing technologies emerge.

The capital raised from the Business Combination will provide RWT with some of the funding necessary to drive growth both organically and inorganically. We plan to acquire and/or license adjacent technologies and add them to the product portfolio of RWT. We intend to implement best practices for structuring compensation to help retain all key technical and client-facing talent.

We anticipate that being the first publicly traded rainfall generation firm can facilitate growth in client momentum, due to the enhanced visibility and higher caliber of employees RWT can attract with liquid equity instruments. RWT expects that having an acquisition currency will also allow it to outcompete private competitor companies in terms of inorganic growth opportunities.

Holdco’s listing on Nasdaq is a considerable advantage over smaller private companies in the water technology sphere. RWT also aims to retain the advantages of a nimbler startup over long-established industrial players. Moving quickly to capitalize on innovations and unlock new client demand is expected to be a hallmark of RWT’s approach given its team’s track record.

RWT has begun operations with a clear eye on value engineering, manufacturing scale and optimizations, as well as a world class software and machine learning team. RWT is currently negotiating a near-shore supply chain to minimize lead time and shorten turnaround times for new innovation, and it intends to have R&D and manufacturing all in the same building.

While the current iteration of the rain enhancement systems that RWT initially plans to install will not require additional R&D, as they have been proven to work in third-party trials, RWT intends to invest in significant research and development in order to commercialize and scale the technology. In particular, the current systems require local support personnel to operate the devices, and require manual reading of rain gauges and manual analysis of the statistics derived from the weather data. Accordingly, in order to scale and commercialize the business, RWT plans to engage in R&D to automate these functions, as well as to develop and adopt new ways of delivering the ionization aerosols from the systems to allow the technology to be deployed in the widest possible field conditions. For more information on the steps, technological developments and improvements that RWT will need to make to the rain enhancement technology in order to bring advancements to the systems to market, please see “RWT Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in particular the sub-headers “- Investment in Research and Development (R&D), Innovation and Technology”, “- Development and Enhancement of Proprietary Technology”, and “- Plan of Operations”.

Integrating the latest weather forecast techniques and data, along with automated control systems and water gauge measurements will enable continual improvement of any existing generation of hardware in the field.

RWT management estimates that each equipment site is expected to break even on approximately $1 million of annual revenue on a cash flow basis (with hardware costs factored in year one), plus operating costs. Multi-year contracts will be sought to make it difficult for new entrants to win market share. RWT’s business model will be focused on achieving long term client lock-in through SaaS-like, multi-annual contracts.

Moreover, there are several approaches to rainfall generation besides RWT’s approach. There are companies developing and commercializing chemical-based cloudseeding technologies. These companies utilize traditional cloudseeding technology, which involves the use of chemicals such as silver iodide, potassium iodide and dry ice that are dispensed from aircrafts at precise moments of raincloud formation creating potential risks and unintended consequences. Compared to the traditional chemical cloudseeding approach, RWT’s ionization rainfall generation approach does not use chemicals in the rain enhancement process. Moreover, we think that RWT’s ionization rainfall generation could enjoy lower operating costs than traditional chemical cloudseeding. Lastly, the difference between RWT and these companies lies in the expertise in operations and leading team of water entrepreneurs that provides RWT with a competitive advantage.

Proceeds of the Business Combination

As described in more detail elsewhere in this Annual Report, the Business Combination between Holdco, RWT, Coliseum, and Merger Sub closed on December 31, 2024. The gross funds available upon the Closing was approximately $9.0 million. The parties to the Business Combination incurred an aggregate of approximately $11.6 million of transaction expenses. At the Closing, the Company paid an aggregate of approximately $8.9 million of transaction expenses, and deferred the remaining $2.7 million. Following the payment of transaction expenses, the net cash available to the Company from the Business Combination was approximately $0.1 million.

In connection with the Closing, the Company also recorded a subscription receivable of $650,000 from two PIPE Investors for the purchase of 57,083 shares of Class A Common Stock. On January 29, 2025, the Company closed $500,000 of such subscription receivable pursuant to the terms of subscription agreements (collectively, the “PIPE Subscription Agreements”) between the Company and certain investors (the “PIPE Investors”) and issued an aggregate of 43,910 shares of Class A Common Stock to the PIPE Investors. On February 6, 2025, the Company closed on the remaining $150,000 of subscription receivable pursuant to the PIPE Subscription Agreements and issued an aggregate of 13,173 shares of Class A Common Stock to the PIPE Investors. Additionally, the Company has a $7 million loan agreement (the “Loan Agreement”) from an affiliate of Harry You, subject to the terms and conditions of the Loan Agreement, of which $839,000 has been borrowed as of the date of this Annual Report. The Company may seek additional sources of capital, but there can be no assurance that additional financing will be available to the Company on favorable terms or at all. See “Risk Factors – the Company will need additional capital to pursue its business objectives and respond to business opportunities, challenges or unforeseen circumstances, and it cannot be sure that additional financing will be available.”

RWT’s primary use of proceeds from the Business Combination will be to support the development and organic growth of its ionization rainfall generation platform. Additional water technologies can be acquired or licensed provided a significant margin of error is maintained on reaching profitability on the ionization rainfall generation.

Approximately equal components of investment are expected in building RWT’s sales and marketing infrastructure, as its technical (hardware, software, physics and engineering) and operations (client, install, maintenance and manufacturing) talent. Attracting and retaining the leading talent in the world, and manufacturing and installing its hardware will be the primary use of capital through breakeven.

Additional rainfall generation technologies, as well as adjacent desalination, wastewater treatment, water purification, mineral extraction, cloudseeding and other water generation services may be considered for inorganic expansion.

RWT management currently estimates approximately $6.3 million and approximately $62 million in expenses for its one-year and five-year business plan. Prior to the Closing, RWT management determined that RWT would be able to execute on its operating plan for at least the next 12 months following the Closing if RWT received at least $10 million in proceeds from the Business Combination, after giving effect to redemptions of Public Shares but before the payment of transaction expenses. Because the Company received $9 million in gross proceeds from the Business Combination before the payment of transaction expenses, the Company has adjusted production ramp-up in order to align the associated cash requirements, especially for working capital, with actual timing and/or realized proceeds of the Business Combination. Adjustments have been made by reducing or shifting planned operational costs and R&D investments, on a short-term basis, until additional funding is obtained. RWT management has determined that the RWT system’s design is complete, requiring no additional R&D in the near-term, and that the main cash requirement for operations in the next 12 months will be staffing and operations. As of December 31, 2024, the Company had approximately $37,000 in cash. Additionally, the Company has a $7 million Loan Agreement from an affiliate of Harry You, of which $839,000 has been borrowed as of the date of this Annual Report. However, we cannot assure you that the Company will not need additional sources of capital to operate its business in the next 12 months, or that it will be able to obtain additional capital for its five-year business plan. See “Risk Factors - RWT will need additional capital to pursue its business objectives and respond to business opportunities, challenges or unforeseen circumstances, and it cannot be sure that additional financing will be available.”

For more information, see “RWT Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations - Summary of Milestones and Material Cash Requirements.”

Government and Other Regulations

RWT expects its technology will be subject to certain environmental and governmental regulations. Certain jurisdictions have codified regulations around cloudseeding that may subject RWT’s rainfall generation platforms to certain licensing and permitting requirements. For instance, the Texas Department of Licensing and Regulation regulates the use of cloudseeding through a licensing and permitting procedure codified in the Texas Weather Modification Act. Furthermore, the use of certain materials for seeding purposes will likely be subject to governmental and other regulations. For more information, see “Risk Factors - Risks Relating to Regulatory and Legal Matters”.

Research & Development

RWT’s research and development groups will work closely with its sales and marketing groups, as well as its clients and partners, to bring its products to market in a timely, high-quality and cost-efficient manner. RWT expects research and development costs to total approximately $2.2 million per year.

RWT has a roadmap of technological developments and improvements it plans to undertake, including optimizing the electrical and mechanical components to maximize the number of ions produced, improving the design for cost, installation, and attaining the maximum number of ions aloft and directionally into the cloud layer. RWT also intends to develop and improve software and machine learning control systems to provide more specific area targeting, as well as more precise operating timing. We are developing a roadmap of software features to optimize power consumption, improve serviceability and reduce site visits, as well as to integrate with third party weather-data sources.

In its ionization rainfall generation business, RWT will invest in world-class R&D supported by strong relationships. RWT aims to offer advantages in generation rainfall technology, providing distinctive features, low-energy technology, ease of operation and large area impact to its clients. RWT further intends to license and act as a channel partner in additional water generation technologies. RWT intends to have relationships with an assortment of water technology partners, whose licensed technologies include cloudseeding, water purification, and mineral extraction, among others. RWT intends to license these technologies and introduce them to its already established clients and prospective clients.

Intellectual Property

RWT is focused on building a strong scientific roadmap to underpin an analytical understanding with meaningful predictive power of its ionization rainfall generation platform. The principles have been observed for many decades, however RWT expects it will be the first company to fully control the plasma and fluid dynamics underpinning rainfall generation. RWT has also obtained a worldwide, perpetual, exclusive license under certain patents from Dr. Theodore Anderson, a distinguished plasma physicist and author of Plasma Antennas. RWT intends to build its IP portfolio with the hopes of creating robust growth.

RWT intends to evaluate intellectual property portfolios for purchase in the fields of water generation technology, scientific validation and causal inference. Its evaluation criteria for patent acquisitions will include, for example: the sales and profitability of the relevant products, its view of the prospects of the market for the relevant products, size of the portfolio, legal criteria and its assessment of the likelihood of obtaining negotiated licenses.

RWT has the capital and experience to drive continued innovation and protect its inventions via a patent strategy that will create defensibility around fundamental, proprietary technologies, business processes and methodology. RWT will aim to build its patent portfolio in the United States with cross filings in the European Union. Both a defensive and offensive approach will be incorporated to its investment in this arena.

RWT intends to protect its future intellectual property rights via a combination of patent, trademark, and trade secret laws in the United States and other jurisdictions, as well as with contractual protections, to establish, maintain and enforce rights in its proprietary technologies.

In addition, RWT intends to protect its future intellectual property rights through non-disclosure and invention assignment agreements with its employees and consultants and through non-disclosure agreements with business partners and other third parties.

Employees and Human Capital Resources

RWT’s employees will be critical to its success. RWT is proud of its world-class team and seeks to hire employees dedicated to its focus on developing and commercializing the best ionization rainfall generation technology.

RWT’s full-time employees are expected to be primarily based in Naples, Florida, though some employees may be working remotely. RWT also plans to engage a small number of consultants and contractors to supplement its permanent workforce. As of the filing date of this Annual Report, RWT has three independent contractors and one full-time employee, the Chief Executive Officer. It has retained a Chief Financial Officer as a consultant on an interim basis. RWT also plans to hire a Chief Technology Officer, and two additional employees with sales, operations or climate expertise. RWT’s employees are engaged in research and development, business development, sales and delivery of its products and services.

To date, RWT has not experienced any work stoppages and maintains good working relationships with its personnel. None of RWT’s employees are subject to a collective bargaining agreement or are represented by a labor union at this time.

Properties

RWT’s principal executive office is, and its corporate headquarters are expected to be, located in Naples, Florida. In order to accommodate anticipated growth and to recruit and retain top talent, RWT anticipates seeking additional facilities in various locations. RWT anticipates it will be able to obtain additional space as needed under commercially reasonable terms.

Corporate Structure

As described above and contemplated by the Business Combination Agreement, the Business Combination was consummated via a multiple-merger structure (also known as “double dummy”), consisting of the SPAC Merger and the Company Merger. Under this structure, upon the consummation of the Business Combination, Holdco became the public company listed on Nasdaq and each of RWT (as the surviving entity of the Company Merger) and Merger Sub 1 (as the surviving company of the SPAC Merger) are wholly-owned subsidiaries of Holdco. Accordingly, the business of developing, improving, and commercializing ionization rainfall generation technology will continue to be conducted by RWT as a subsidiary of Holdco.

Under the Holdco A&R Articles, Holdco may engage in any and all lawful business for which a business corporation may engage in under the MBCA. In the future, Holdco may acquire additional businesses or assets which may or may not be complementary to the RWT business. If Holdco acquires a business or assets that are not complementary to the RWT business, such business or assets may not be able to leverage our existing infrastructure or operational experience, which may increase the costs and risk associated with such acquisitions, and we may determine in connection with such acquisition or afterward to separate the ownership of such business or assets from that of RWT through a spin-off, split off or otherwise of RWT or of such business or assets. See the section entitled “Risk Factors - Holdco may invest in or acquire other businesses in the future, which may or may not be complementary to the RWT business. Investing in or acquiring other businesses will require the devotion of a significant amount of time and resources, may not be successful, and could negatively impact Holdco’s results of operations, financial condition and liquidity.”

Legal Proceedings

From time to time, Holdco and RWT are expected to be involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, Holdco and RWT do not believe, based on current knowledge, that the outcome of any currently pending legal proceedings in which Holdco or RWT is currently involved will have a material adverse effect on Holdco’s consolidated financial position, results of operations or cash flow.

Item 1A. Risk Factors

You should carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements and Risk Factor Summary.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business, prospects, financial condition or operating results. The following discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included herein.

Risks Relating to RWT’s Status as an Emerging Company

RWT has a limited operating history and has not yet generated any revenues, which makes it difficult to forecast its future results of operations.

As a result of RWT’s limited operating history, its ability to accurately forecast the future results of operations is limited and subject to a number of uncertainties, including RWT’s ability to plan for and model future growth. RWT’s ability to generate revenues will largely be dependent on its ability to develop and improve ionization rainfall generation technology, and market and sell its services and products. RWT’s business model is in the early stages of development and its technical roadmap may not be realized as quickly as hoped, or even at all. The development of RWT’s business model will likely require the incurrence of significant costs, while RWT’s revenues will be impacted by technological, go-to-market, and operational advancements which may not occur on the currently anticipated timetable or at all. Further, in future periods, RWT’s growth could slow or decline for a number of reasons, including but not limited to slow market acceptance, increased competition, competing technology, inability to develop, improve or effectively scale up RWT’s technology, a decrease in the growth of the overall market, government regulation, or RWT’s failure, for any reason, to continue to take advantage of growth opportunities.

RWT will also encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If RWT’s assumptions regarding these risks and uncertainties and its future growth are incorrect or change, or if RWT does not address these risks successfully, RWT’s operating and financial results could differ materially from its expectations, and its business could suffer. RWT’s success as a business ultimately relies upon fundamental research and development breakthroughs in the coming years and decade. There is no certainty these research and development milestones will be achieved as quickly as hoped, or even at all.

RWT expects to incur significant expenses and losses for the foreseeable future.

RWT believes that it will incur operating and net losses until it is able to grow its one-to-many business model at scale, deliver a robust, sustainable pipeline of clients and acquire long-term, multi-annual contracts. Among other things, RWT will incur ongoing expenses in connection with the design, development and manufacturing of its technology, conduct and expansion of its research and development activities, increases in its sales and marketing activities, development of its distribution infrastructure, and increases in its general and administrative functions to support its growing operations.

RWT may find that these efforts are more expensive than it currently anticipates or that these efforts may not result in revenues, which would further increase RWT’s losses. If RWT is unable to achieve and/or sustain profitability, or if RWT is unable to achieve the growth that it expects, it could have a material effect on RWT’s business, financial condition or results of operations. RWT’s business model is unproven and may never allow it to cover its costs.

RWT’s estimates of market opportunity and growth forecasts may prove to be inaccurate.

Market opportunity estimates and growth forecasts, including those RWT has generated itself, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. RWT’s business plan assumes a strong sales pipeline of actionable client targets that can be converted to revenue-generating clients beginning in 2025. However, RWT does not currently have clients, and the variables that go into the calculation of RWT’s client acquisition forecasts are subject to change over time. There is no guarantee that any particular number or percentage of clients or companies covered by its estimates will purchase its products at all or generate any particular level of revenue for RWT. Any growth of RWT’s business depends on a number of factors, including the cost, performance, and perceived value associated with its technology.

RWT’s success will also depend upon its ability to expand, scale its operations, and increase its sales capability. RWT’s business model allows for affordable installation and manufacturing costs, expected to initially be approximately $280,000 per system, which price point will allow clients to be “laddered up” with a “land and expand” sales strategy, which will also involve continued involvement with RWT as it expects to be the sole operator for its rainfall generation services. The all-in cost is expected to be approximately $425,000 that includes labor, a meteorologist and other related costs. However, RWT has not implemented such strategy with any clients as of the date of this Annual Report, and cannot assure you that it will be successful. Further, unforeseen issues associated with scaling up the technology at commercially viable levels could negatively impact RWT’s business, financial condition and results of operations.

RWT’s growth is dependent upon its ability to successfully support and service its clients.

Because RWT’s platform is expected to be unique in certain respects, its future clients will require particular support and service functions, some of which are not currently available, and may never be available. If RWT is unable to attract and retain the service and support staff needed in its client locations, it may not be able to successfully launch pilot projects or support and maintain the installation and operation of projects that have been sold. If RWT experiences delays in adding such support capacity or servicing its future clients efficiently, or experiences unforeseen issues with the reliability of its platform, it could overburden RWT’s servicing and support capabilities. Similarly, increasing the number of RWT products and services would require it to rapidly increase the availability of these services. Failure to adequately support and service its future clients may inhibit RWT’s growth and ability to expand.

RWT may not manage growth effectively.

RWT’s failure to manage growth effectively could harm its business, results of operations and financial condition. RWT anticipates that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on RWT’s management, operational and financial resources. Expansion will require significant cash investments and management resources and there is no guarantee that they will generate additional sales of RWT’s products or services, or that RWT will be able to avoid cost overruns or be able to hire additional personnel to support them. In addition, RWT will also need to ensure its compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of its products. To manage the growth of its operations and personnel, RWT must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. RWT may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.

RWT will need additional capital to pursue its business objectives and respond to business opportunities, challenges or unforeseen circumstances, and it cannot be sure that additional financing will be available.

RWT will need additional capital to pursue its business objectives. RWT’s business and its future plans for expansion are capital-intensive and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. RWT management currently estimates approximately $6.3 million and approximately $62 million in expenses for its one-year and five-year business plan.

As of December 31, 2024, after Closing, the Company had approximately $37,000 in cash. Additionally, the Company has a $7 million line of credit from an affiliate of Harry You, of which $839,000 has been borrowed as of the date of this Annual Report. The Company has adjusted production ramp-up in order to align with the available funding. RWT’s management has determined that the RWT system’s design is complete, requiring no additional R&D in the near-term, and that the main cash requirement for operations in the next 12 months will be production cost of additional units, staffing and operations. The Company’s management determined that the Company has access to funds under the Loan Agreement, and the affiliate of Harry You has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company over the next 12 months from the date of issuance of this Annual Report. However, RWT expects to require additional capital to pursue its business objectives in the future. RWT’s business and its future plans for expansion are capital-intensive and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. However, we cannot assure you that the Company will be able to obtain additional capital for its five-year business plan.

RWT’s operating plan may change because of factors currently unknown, and RWT may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect its business. In addition, RWT may seek additional capital due to favorable market conditions or strategic considerations even if it believes that it has sufficient funds for current or future operating plans. There can be no assurance that financing will be available to RWT on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for RWT to operate its business or implement its growth plans.

Risks Relating to RWT’s Business and Industry

There are many risks and uncertainties that may affect RWT’s operations, performance, development and results. Many of these risks are beyond RWT’s control. The following is a description of the important risk factors that may affect RWT’s business and industry. If any of these risks were to actually occur, RWT’s business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to RWT or that RWT currently considers to be immaterial may also materially adversely affect its business, financial condition or results of operations.

We have identified a material weakness in our internal control over financial reporting as of and for the year ended December 31, 2023 and determined that it had not been remediated as of December 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We have identified a material weakness in our internal control over financial reporting as of and for the year ended December 31, 2023 regarding the calculation of deferred tax assets and disclosure of income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Classification (“ASC”) Topic 740, “Income Taxes.”. This misstatement led to a change in accounting for the correction of the error in calculating the gross deferred tax asset and the offsetting valuation allowance, as well as the omission of certain income tax disclosures. However, it did not impact RWT’s liquidity, cash flows, or operating costs during the period covered by RWT’s audited consolidated financial statements. RWT’s management determined that the material weakness had not been remediated as of December 31, 2024. For a discussion of management’s consideration of the material weakness identified related to such issues, see “Note 2” of RWT’s audited consolidated financial statements including in the prospectus filed with the SEC on December 12, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

We intend to take steps to remediate this material weakness, including plans to hire or engage a specialist to assist in the preparation of the income tax provision and disclosures. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in Holdco’s internal control over financial reporting. If Holdco’s efforts are not successful or other material weaknesses or control deficiencies occur in the future, Holdco may be unable to report its financial results accurately on a timely basis, which could cause Holdco’s reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of the Class A Common Stock to decline. Ineffective internal controls could also cause investors to lose confidence in Holdco’s reported financial information, which could have a negative effect on the trading price of its stock. Failure to implement and maintain effective internal controls over financial reporting could also subject Holdco to potential delisting from Nasdaq or any other stock exchange on which its stock is listed or to other regulatory investigations and civil or criminal sanctions.

We can give no assurance that the measures that Holdco plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Holdco is required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by Holdco’s management in its internal control over financial reporting. Holdco is required to disclose changes made in its internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, Holdco may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. If Holdco is unable to hire the additional accounting and internal audit staff necessary to comply with these requirements, Holdco may need to retain additional outside consultants. If Holdco is unable to conclude that its internal controls over financial reporting are effective, investors may lose confidence in Holdco’s financial reporting, which could negatively impact the price of Holdco’s securities.

We may face litigation and other risks as a result of the restatement of RWT’s pre-merger audited consolidated financial statements and the material weakness in RWT’s internal control over financial reporting.

RWT’s management and its board of directors concluded that it was appropriate to restate RWT’s pre-merger previously issued and audited consolidated financial statements as of and for the year ended December 31, 2023. As discussed in “Note 2” of RWT’s audited consolidated financial statements including in the prospectus filed with the SEC on December 12, 2024, RWT identified a material weakness in its internal controls over financial reporting regarding the calculation of deferred tax assets and disclosure of income taxes in accordance with FASB ASC 740.

As a result of such material weakness, the restatement and other matters raised or that may in the future be raised by the SEC, RWT incurred additional costs, including increased accounting and legal fees, and RWT faces (and RWT and Holdco following the Business Combination face) potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, or other claims arising from the restatement and material weaknesses in RWT’s internal control over financial reporting and the preparation of RWT’s consolidated financial statements. As of the date of Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of Holdco and its results of operations and financial condition.

RWT can provide no assurance of the effectiveness and success of ionization rainfall generation technology in increasing precipitation.

Commercial applications of ionization rainfall generation technology are still at the initial stages of development, and further development and extensive testing will be required to determine its technical feasibility and commercial viability. The scientific community continues to debate whether rainfall generation technology has been able to produce statistically significant results in augmenting rainfall or other types of precipitation, with some authors suggesting that it remains a “pseudo-science”, whereas other authors have found statistically meaningful results. At this point in time, given the complexities of attributing increased precipitation to weather modification technologies, scientists have neither conclusively proven nor disproven that ionization rainfall generation technologies and/or other types of weather modification technologies augment and optimize precipitation.

RWT’s success will depend on its ability to prove and demonstrate, to potential clients and the broader community, scientific and technological advances and to translate such advances into commercially competitive products. Failure can occur at any stage of the process. If the development of this technology is not successful or the market is not convinced that ionization rainfall generation technologies lead to demonstrable results, RWT may invest substantial amounts of time and money without developing revenue-producing products. As RWT eventually enters into more robust development and trials of the technology, the data and results generated may not be as compelling as earlier results in previous trials done by third parties.

In light of the unproven technology involved and the other factors described elsewhere in this Annual Report, there can be no assurance that RWT will be able to successfully complete the development, commercialization or marketing of any new technology or products which could materially harm its business, results of operations and prospects.

RWT has not demonstrated it can develop rainfall generation technology and faces barriers in replicating meaningful rainfall generation. If RWT cannot successfully overcome those barriers, its business will be negatively impacted and could fail.

Rainfall generation is a difficult undertaking. There are significant engineering, technology, operational and climatological challenges that RWT must overcome to deliver consistent results with its platform. RWT is in the development stage and faces significant challenges in the development of its rainfall generation platform and in producing the necessary technology and machines in commercial volumes. Some of the development challenges that could prevent the introduction of RWT’s technology include, but are not limited to, failure to: find scalable ways to secure real estate to set up and operate trials, secure paying client engagements, hire key team members with relevant water expertise, address any and all permitting requirements, establish prototyping scalability and bespoke supply chains, find adequate construction partners, and grow, create and train a productive sales force. Additionally, RWT may fail to achieve a high degree of repeat success in rainfall generation, which could lead to a failure to ensure client retention. RWT may also fail to realize the potential of rainfall generation technology.

RWT has not demonstrated it can market and sell its rainfall generation technology and faces market barriers to entry that it may not be able to overcome.

RWT’s rain enhancement ionization technology is not widely adopted or accepted in the market. RWT may face difficulties overcoming skepticism about its ability to create rain, or creating too much rain, or taking rain away from areas where it could naturally fall. RWT may need to educate the market to develop a broader understanding and acceptance of the science underlying the technology, as well as convince clients that the benefits justify the investment and costs of implementing its technology. RWT faces further challenges to streamline its go-to-market strategy, integrate its technology with other products and services, build its brand and engender loyalty while improving the core technology offering.

RWT may not be able to manufacture its technology at the pace, scale and volume needed to generate and meet market demand.

RWT will need to develop the manufacturing process necessary to make rainfall generation technology in high volume. RWT has not yet devised or validated a manufacturing process or acquired the tools or processes that may be necessary to produce rainfall generation technology that meets all commercial requirements. If RWT is not able to overcome these manufacturing hurdles in building its technology, RWT’s business is likely to fail.

Even if RWT completes development and achieves volume production of its platform, if the cost, performance characteristics or other specifications of the rainfall generation technology fall short of RWT’s projections, RWT’s business, financial condition and results of operations would be adversely affected.

Additionally, developing manufacturing techniques to produce the volume required to achieve forecasted production could hinder profitability in the future. If RWT’s technology fails to achieve a broad advantage in generating rainfall, its business, financial condition and future prospects may be harmed.

The markets for rainfall generation-related products are in nascent stages, and RWT may have limited opportunities to license our technologies or sell its products.

The rainfall generation industry is in the early stage of commercializing rainfall generation technology. Skepticism around the efficacy of the technology’s ability to enhance rainfall has hindered previous adoption.

RWT’s success will depend upon its ability to expand, scale its operations, and increase its sales capability, which may take longer or be more expensive than expected. Unforeseen issues associated with scaling up and constructing RWT’s technology at commercially viable levels could negatively impact RWT’s business, financial condition and results of operations. RWT’s growth is dependent upon its ability to successfully market and sell rainfall generation technology. RWT does not have experience with the mass distribution and sale of rainfall generation technology. Its growth and long-term success will depend upon the development of its sales and delivery capabilities.

RWT may be harmed by competing technologies.

The markets in which RWT operates are rapidly evolving to address increasing global need for reliable access to water, creating additional investment in competition. There has been significant improvement in water generation technologies such as desalination and chemical-based cloudseeding. As these markets continue to mature and new technologies and competitors enter such markets, RWT expects competition to intensify. RWT could lose market share and its revenues could decline, thereby affecting its earnings and potential for growth. In particular, although RWT does not plan to use chemicals in its manufacturing and production process, chemical-based cloudseeding companies may provide additional competition due to the maturity of chemical-based technology, more established historical operational data, stronger research groups, demonstrated effects in specific use cases, market acceptance and funding by recognized institutions.

In the future, RWT’s technologies may also compete with other emerging technologies. These technologies may be less expensive and provide higher or additional performance. Companies with these competing technologies may also have greater resources. Technological change could render its technologies obsolete, and new, competitive technologies could emerge that achieve broad adoption and adversely affect the use of its technologies and intellectual property.

RWT will be dependent on its suppliers and manufacturers, and supply chain issues could delay the introduction of RWT’s product and negatively impact its business and operating results.

RWT has not yet entered into relationships with potential suppliers and manufacturers. However, when RWT enters into relationships with suppliers and manufacturers, it may face delays in the introduction of its product due to supply chain issues. The manufacture, installation, production and operation of the ionization rainfall generation technology is expected to be dependent upon third party suppliers, service providers and networks. When RWT begins contracting with suppliers and manufacturers, it may be adversely affected if it is not able to obtain the required materials, supplies and critical spare parts required to build the machinery and operate our technology.

Any of the following factors (and others) could have an adverse impact on RWT’s operations:

●	RWT’s inability to enter into agreements with suppliers on commercially reasonable terms, or at all;

●	difficulties of suppliers ramping up their supply of materials to meet RWT’s requirements;

●	a failure to forecast humidity conditions, natural updrafts and realized range for rainfall enhancement activities;

●	a failure to retain key technical staff;

●	introduction of new regulations limiting or prohibiting weather modification, including the reinterpretation of existing regulations and/or the issuance of executive orders limiting/prohibiting weather modification;

●	a significant increase in the price of one or more components, including due to industry consolidation occurring within one or more component supplier markets or as a result of decreased production capacity at manufacturers;

●	any reductions or interruption in supply, including disruptions on RWT’s global supply chain as a result of geopolitical conflicts, which RWT may in the future experience;

●	financial problems of either manufacturers or component suppliers;

●	significantly increased freight charges, or raw material costs and other expenses associated with RWT’s business;

●	a failure to develop its supply chain management capabilities and recruit and retain qualified professionals;

●	a failure to adequately authorize procurement of inventory by RWT’s contract manufacturers;

●	a failure to appropriately cancel, reschedule, or adjust its requirements based on RWT’s business needs; or

●	other factors beyond RWT’s control or which it does not presently anticipate, could also affect its suppliers’ ability to deliver components to RWT on a timely basis.

If any of the aforementioned factors were to materialize, it could cause RWT to halt production of its rainfall generation technology and/or entail higher manufacturing costs, any of which could materially adversely affect RWT’s business, operating results, and financial condition and could materially damage relationships with future clients.

RWT’s products may not achieve market success, but will still require significant costs to develop.

RWT believes that it must continue to dedicate significant resources to its research and development efforts before knowing whether there will be market acceptance of its RWT rainfall generation technologies. Furthermore, the performance of these products is uncertain. RWT’s rainfall generation services could fail to attain sufficient market acceptance, if at all, for many reasons, including:

●	pricing and the perceived value of RWT’s platform relative to its cost;

●	delays in releasing rainfall generation technologies with sufficient performance and scale to the market;

●	failure to produce products of consistent quality that offer functionality comparable or superior to existing or new products;

●	ability to produce products fit for their intended purpose;

●	failures to accurately predict market or client demands;

●	defects, errors or failures in the design or performance of RWT’s rainfall generation technologies;

●	negative publicity about the performance or effectiveness of RWT’s technology;

●	strategic reaction of companies that market competitive products; and

●	the introduction or anticipated introduction of competing technology.

To the extent RWT is unable to effectively develop and market its rainfall generation technologies to address these challenges and attain market acceptance, its business, operating results and financial condition may be adversely affected.

RWT intends to make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit RWT’s revenue growth.

RWT intends to make significant investments in research, development, and marketing of new technologies, products and services. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. RWT may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.

RWT may fail to obtain statistically significant results that demonstrate its ability to enhance rainfall.

RWT intends to create standardized measurement approaches and collect climatological data in order to demonstrate statistically significant results indicating its ability to successfully achieve rainfall generation. Its ability to achieve replicable statistically significant results is not yet proven, and failure to do so may affect its commercial success. Currently, there is limited research and no historical basis for RWT’s ability to develop, manufacture, and deliver this technology, as well as on its ability to implement this technology regardless of location. RWT may also experience increased costs relating to obtaining, analyzing, and reviewing data that demonstrates statistical significance of this technology in increasing rainfall.

RWT may not be able to accurately estimate the future supply and demand for its rainfall generation technology, which could result in a variety of inefficiencies in its business and hinder its ability to generate revenue. If RWT fails to accurately predict how clients will adopt its platform, it could incur additional costs or experience delays.

It is difficult to predict RWT’s future revenues and appropriately budget for its expenses, and RWT may have limited insight into trends that may emerge and affect its business. RWT anticipates being required to provide forecasts of its demand to its current and future suppliers prior to the scheduled delivery of products and technology to potential clients. Currently, there is limited research and no historical basis for making judgments on the demand for rainfall generation technology or its ability to develop, manufacture, and deliver this technology, or RWT’s profitability, if any, in the future. If RWT overestimates client adoption of its platform, its suppliers may have excess inventory, which indirectly would increase RWT’s costs. If RWT underestimates its requirements, its suppliers may have inadequate inventory, which could interrupt manufacturing of its products and result in delays in shipments and revenues. In addition, lead times for materials and components that RWT’s suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If RWT fails to accurately qualify client adoption curves of its platform in the near- and medium-term period, which may cause failure to order sufficient quantities of product components in a timely manner, the delivery of its technology to its potential clients could be delayed, which would harm RWT’s business, financial condition and operating results.

RWT may fail to accurately estimate the size and growth of client demands.

There is no assurance that RWT will be able to ramp its business to meet client demands about rainfall timing and predictability. Potential clients may require rapid increases in production on short notice. RWT may not be able to purchase sufficient supplies or allocate sufficient manufacturing capacity to meet such increases in demand. Rapid client ramp-up in the future and significant increases in demand may strain RWT’s resources or negatively affect its margins. Inability to satisfy client demand in a timely manner may harm its reputation, reduce its other opportunities, damage its relationships with clients, reduce revenue growth, and/or cause it to incur contractual penalties. Failure to grow at rates similar to that of other competitors in the industry may adversely affect RWT’s operating results and ability to effectively compete within the industry.

RWT may fail to find adequate sites to operate its platform and machinery.

RWT’s ability to meet its financial and operating objectives depends on its ability to find adequate sites to operate its machines and platform, which can be difficult and expensive. The process to find adequate sites (including leases) requires compliance with numerous zoning, environmental, and governmental requirements. Further, the cost of operation, including leases, may become economically unfeasible causing RWT to abandon or cease operations at said site. RWT’s ability to find such sites could hinder our financial operating objectives and adversely affect operating results.

RWT may be affected by failures of its clients, both private and public, to meet their payment obligations.

A failure of RWT’s future clients to meet their payment obligations may affect its ability to receive payments under its contracts. In addition to RWT’s potential contracts with private parties, RWT intends to derive a portion of its revenues directly or indirectly from contracts with federal, state and city agencies, and other governmental authorities of various countries, in areas relating to, among others, water resiliency, decarbonization, forest fire mitigation, agricultural and other water infrastructure projects. The funding of these programs could be reduced or eliminated due to numerous factors beyond RWT’s control, including lack of funding or budgetary constraints due to current political party views, geopolitical events, sovereign default, and other macro- or micro-economic conditions. A reduction or elimination of government spending under RWT’s contracts could cause a material adverse effect on its business, financial condition, results of operations and cash flow.

RWT’s clients may refuse to pay for rainfall generation services that directly or indirectly benefit other nearby parties.

RWT expects its offerings to have an expansive operating range, with rainfall occurring anywhere within an approximately 50-mile radius. Accordingly, there may be situations where a party who has not paid for RWT’s technology could still benefit from nearby rain enhancement, particularly since the success of the technology is linked to specific weather conditions. It is possible that RWT’s clients may not want and/or fail to meet some or all of their payment obligations when the rain enhancement did not solely or directly benefit them or the specific area it was intended to. This failure to collect payment owed may adversely harm RWT’s business, financial condition and operating results.

RWT’s future success depends in part on recruiting and retaining key personnel and failure to do so may make it more difficult for us to execute the business strategy.

RWT is dependent upon the continued services of key personnel, including members of its executive management team. The loss of any one of these individuals could disrupt our operations or its strategic plans. Additionally, RWT’s future success will depend on, among other things, its ability to hire and retain the necessary qualified sales, marketing and managerial personnel, for whom it competes with numerous other companies, academic institutions and organizations. If RWT loses key employees, if it is unable to retain other qualified personnel, or if its management team is not able to effectively manage it through these events, RWT’s business, financial condition, and results of operations may be adversely affected.

RWT’s operations, projects and prospects will be located in remote areas, and its production, processing and product delivery will rely on the infrastructure and skilled labor being adequate and remaining available.

RWT’s success depends to a significant extent on its ability to attract, hire, and train qualified employees, including its ability to attract employees with the necessary skills in the regions in which it will operate. While very technical skills should not be required for basic construction and ongoing maintenance of RWT’s platform, in order to successfully operate its technology, it will need to hire qualified project managers, engineers, and statisticians who, respectively, can properly and self-sufficiently maintain and manage its technology suite, evaluate weather data, and have the required expertise to improve system design and functionality. RWT could experience increases in its recruiting and training costs and decreases in its operating efficiency, productivity and profit margins if it is unable to attract, hire and train a sufficient number of skilled employees to support its operations.

RWT’s business is dependent on the international market prices of energy and fiberglass, among other materials, which are both cyclical and volatile.

RWT expects that its business and financial performance will be affected by the market prices of energy needed to power the platform. Although its cost and energy requirements are expected to be modest on a per gallon basis, prices of energy have been subject to wide fluctuations and are affected by numerous factors beyond RWT’s control, including international economic and political conditions, the cyclicality of consumption, actual or perceived changes in levels of supply and demand, the availability and costs of substitutes, inventory levels maintained by users, actions of participants in the commodities markets and currency exchange rates. Current or future semiconductor shortages could also affect production. In addition, market prices and supply chain delays in obtaining fiberglass (the key material required for the apparatus design) could potentially inhibit production schedules.

System security and data protection breaches, as well as cyber-attacks, could disrupt RWT’s operations, which may damage RWT’s reputation and adversely affect its business.

In recent years, cyberattacks, including denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations have increased in volume and sophistication. RWT’s information technology systems and automated machinery, which it will rely on to operate its business, could be exposed to such tactics. RWT may also experience unavailable systems, unauthorized access or disclosure due to employee theft or misuse, sophisticated nation-state and nation-state supported actors and advanced persistent threat intrusions. RWT may be unable to implement adequate preventative measures or stop security breaches while they are occurring, and attackers may sabotage or to obtain unauthorized access to RWT’s systems, networks, or physical facilities. Actual or perceived breaches of RWT’s security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about RWT, its partners, its clients or third parties could expose us and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to the RWT brand and reputation or other harm to the RWT business. Additionally, cyberattacks that impacts RWT’s ability to operate its platform could result in production errors, processing inefficiencies and unscheduled downtime/degradation of operations, in turn causing the loss of sales and clients, and decreased revenue and increased overhead costs, which could have a material adverse effect on our results of operations.

Unfavorable conditions in RWT’s industry or the global economy, could limit RWT’s ability to grow its business and negatively affect its results of operations.

RWT’s results of operations may vary based on the impact of changes in its industry or the global economy on RWT or its potential clients. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of rainfall generation technologies, and negatively affect the growth of RWT’s business. In addition, in challenging economic times, potential future clients may experience cash flow problems and as a result may modify, delay or cancel plans to purchase RWT’s products and services. Additionally, if RWT’s clients are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to RWT. Moreover, RWT’s key suppliers may reduce their output or become insolvent, thereby adversely impacting RWT’s ability to manufacture its products. Furthermore, uncertain economic conditions may make it more difficult for RWT to raise funds through borrowings or private or public sales of debt or equity securities. RWT cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

Holdco may invest in or acquire other businesses in the future, which may or may not be complementary to the RWT business. Investing in or acquiring other businesses will require the devotion of a significant amount of time and resources, may not be successful, and could negatively impact Holdco’s results of operations, financial condition and liquidity.

Following the Closing, each of RWT (as the surviving entity of the Company Merger) and Merger Sub 1 (as the surviving company of the SPAC Merger) are wholly-owned subsidiaries of Holdco. We intend for the business of developing, improving, and commercializing ionization rainfall generation technology to continue to be conducted by RWT as a subsidiary of Holdco.

Under the Holdco A&R Articles, Holdco may engage in any and all lawful business for which a business corporation may engage in under the MBCA. In the future, Holdco, directly or indirectly, may acquire additional businesses or assets which may or may not be complementary to the RWT business. The costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, Holdco may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all.

Holdco may decide to pursue acquisitions with which its investors may not agree and Holdco cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. If Holdco acquires a business or assets that are not complementary to the RWT business, such business or assets may not be able to leverage our existing infrastructure or operational experience, which may increase the costs and risk associated with such acquisitions, and we may determine in connection with such acquisition or afterward to separate the ownership of such business or assets from that of RWT through a spin-off, split off or otherwise of RWT or of such business or assets.

In addition, acquisitions and the integration thereof will require significant time and resources and place significant demands on Holdco’s management, as well as on its operational and financial infrastructure. Risks related to the successful integration of an acquired business include:

●	diverting the attention of Holdco management and that of the acquired business;

●	merging or linking different accounting and financial reporting systems and systems of internal controls and, in some instances, implementing new controls and procedures;

●	merging computer, technology and other information networks and systems, including enterprise resource planning systems and billing systems;

●	assimilating personnel, human resources, billing and collections, and other administrative departments and potentially contrasting corporate cultures;

●	disrupting relationships with or losses of key clients and suppliers of RWT’s business or the acquired business;

●	interfering with, or loss of momentum in, RWT’s ongoing business or that of the acquired company;

●	failure to retain key personnel; and

●	delays or cost-overruns in the integration process.

Holdco’s inability to manage its growth through acquisitions, including the integration process, and to realize the anticipated benefits of an acquisition could have a material adverse effect on its business, financial condition and results of operations.

Risks Relating to the Environment, Health and Safety

The efficacy of RWT’s machines could be materially adversely affected by changes to weather conditions generally, as a result of climate change or otherwise.

The revenues expected to be generated by RWT’s machines are correlated to weather conditions, and timing and predictability of its operations is subject to environmental conditions that RWT cannot ultimately control. The technology does not allow rainfall to be created. It may enhance the amount and possibility of rainfall when conditions are appropriate in the atmosphere and when cloud formation is underway in an approximately 40-mile radius, according to third-party testing, thus this is dependent upon irradiance and weather conditions generally. Weather conditions have natural variations from season to season and from year to year and may also undergo long-term or permanent change because of climate change or other factors. While RWT may try to reduce such risks through studies of present or historical conditions or modeling of future conditions, projections of rain depend on assumptions about weather patterns, shading and irradiance, which are inherently uncertain and may not be consistent with actual conditions at the site. A sustained decline in weather conditions could lead to a material adverse change in the volume of rain generated, revenues and cash flow.

Additionally, climate change may increase the frequency and severity of adverse weather conditions, such as tropical storms, wildfires, droughts, floods, hurricanes, tornadoes, ice storms or extreme temperature, and may have the long-term effect of changing weather patterns, which could result in more frequent and severe disruptions to our technology. Such disruptions may include, among other things, damage to or destruction of our assets or to assets required for weather generation or the impaired operation or forced shutdown of these assets.

Furthermore, because RWT’s platform will rely on appropriate conditions, client satisfaction might be hindered by the factors such as wind speed, wind direction or lack of wind. If these machines are unable to produce the levels the client want, demands for RWT’s services may decrease and its business may be adversely affected. Clients may experience significant financial inputs from insufficient rain increases hindered by the weather.

Clients and others may hold RWT accountable for changing environmental and/or weather conditions, including challenges resulting from excessive rain.

Changes in rainfall patterns may lead to extreme weather conditions and unintended consequences, including, but not limited to, excessive rains, increased hail, natural disasters like mudslides, flooding, changes in rainfall patterns, increased or decreased temperatures, and increased storm frequency and tendency. While RWT does not believe that its product could lead to such extreme environmental conditions as RWT expects to be able to control when the rain enhancement machines are turned off and on, changes in environmental conditions in the areas in which it operates could have a material adverse effect on its reputation, which may adversely affect its operations. The RWT technology has a large target area coverage which has the potential to generate excess rainfall outside or in extension to desired locations. Timing of targeted rainfall generation is also highly variable, meaning that additional rain may occur at inopportune times, for example during the day in tourism-focused areas.

Clients and others dependent on RWT’s services may hold RWT accountable for any failures to fulfill increased rainfall expectations.

RWT’s future rainfall generation technology may fail to meet RWT’s projections for increased rainfall for a variety of reasons, including, but not limited to, technological malfunctioning, regulatory impediments, and operational or financial conditions. Clients whose projects depend on increased rainfall may hold RWT accountable for any failures to increase rainfall and the subsequent effect on their respective businesses, such as, a negative return on investments in agricultural projects dependent on increased rainfall. RWT may suffer or be exposed to liability or costly litigation from its clients or others whose dependency on increased rainfall is affected. In addition, RWT’s reputation may be adversely affected, which may adversely affect RWT’s operations and financial condition.

ESG issues, including those related to climate change and sustainability, may have an adverse effect on RWT’s business, financial condition and results of operations and damage our reputation.

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning environmental, social, and governance matters (“ESG”). Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow, particularly as the SEC considers new rulemaking related to ESG disclosure. If RWT’s ESG practices fail to meet regulatory requirements or investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, board of directors and employee diversity, human capital management, employee health and safety practices, product quality, corporate governance and transparency, its reputation, brand and employee retention may be negatively impacted, and its clients and suppliers may be unwilling to continue to do business with RWT.

Customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, dams, energy and water use, and other sustainability concerns. Concern over climate change, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment.

If RWT does not adapt to or comply with new regulations, or if it fails to comply with disclosure requirements and consequently fail to meet evolving regulatory, investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in RWT, and customers and consumers may choose to stop purchasing its products, which could have a material adverse effect on our reputation, business or financial condition.

Political, regulatory and social opposition to our activities could adversely impact RWT’s business and reputation.

Disputes and protests related to the nature of RWT’s business may arise from time to time. In some instances, lobbying by competitive chemical-based cloudseeding and desalination technologies could slow RWT’s growth and ability to address target markets. Disagreements or disputes with research group, institutions, and lobbying groups for competing technology could cause delays or interruptions to RWT’s operations, adversely affect its reputation or otherwise hamper its ability to conduct our operations.

Certain individuals or groups opposed to ionization rainfall generation technology may take actions to disrupt RWT’s operations and projects, and they may continue to do so in the future, which may harm its operations and could adversely affect its business. Given the variety of rainfall generation approaches, competing claims regarding the efficacy of each approach may make it difficult to delineate the relative impact each approach has on rainfall generation. Certain individuals or groups may oppose RWT’s operations by accusing us of unsubstantiated claims regarding environmental pollution and/or health risks, as well as point to RWT’s shorter operating history to create uncertainty around the statistical significance of the historical results of its technology. Social demands and conflicts could have a material adverse effect on RWT’s business and results of operations and areas in which it operates.

Risks Relating to Intellectual Property & Technology

Existing ionization rainfall generation technologies may largely be in the public domain and RWT’s competitors could develop and commercialize products similar or identical to RWT’s, and its ability to successfully commercialize its products may be adversely affected. Therefore, success of RWT’s business is dependent on its ability to create and implement new technologies and to obtain and maintain patent protection for such technologies.

As existing ionization rainfall generation technologies are based on approximately 70 years of technological efforts beginning in the 1950s, the current state-of-the-art of this technology may largely be in the public domain. Therefore, RWT’s competitors could develop and commercialize products similar or identical to RWT’s, and its ability to successfully commercialize its products may be adversely affected, and RWT’s success depends on its ability to create and implement new or improved ionization rainfall generation technologies that are proprietary to RWT. RWT will devote significant resources to developing new technologies and intends to seek patent protection to achieve a competitive advantage. RWT’s research and development efforts may require long development cycles and a substantial investment before RWT can determine the commercial viability of any resulting technologies. Moreover, there is no assurance that RWT can successfully develop, deploy and market new or improved technologies in a timely or commercially acceptable fashion or obtain patent protection over such technologies. Even if RWT is able to obtain patents covering such technologies, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide RWT with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States, particularly in those countries where RWT’s solutions are likely to be deployed, resulting in significant harm to RWT’s business, financial position, results of operations and cash flows.

If RWT fails to protect and enforce its existing and future technology and intellectual property, its business will suffer.

RWT believes that its success will depend in large part on its ability to protect its existing and future technology and intellectual property, including its ability to obtain intellectual property protection in a timely manner, its ability to convince third parties of the applicability of its potential intellectual property rights to its products and its ability to enforce its intellectual property rights. RWT intends to achieve the foregoing through a combination of license, development and non-disclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright laws However, regardless of RWT’s efforts to protect its future technology and intellectual property, third parties may attempt to copy or otherwise obtain and use such technology, including through the compromise of RWT’s trade secrets. Monitoring unauthorized use of RWT’s future intellectual property may be difficult and costly, and the steps RWT will take to prevent misappropriation may not be sufficient. Any enforcement efforts RWT undertakes, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm its business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard RWT’s potential intellectual property, as patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, RWT’s potential intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of RWT’s intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. If RWT fails to adequately protect its future technology and intellectual property, its licensees and competitors may seek to use its technology and intellectual property without the payment of license fees and royalties, which could weaken its competitive position, reduce its operating results and increase the likelihood of costly litigation.

The intellectual property rights of others may prevent RWT from commercializing its products or developing new technology or entering new markets, and RWT’s business may suffer or be exposed to liability or costly litigation if third parties assert that RWT violates their intellectual property rights.

RWT’s success depends in part on its ability to commercialize its products and continually adapt to incorporate new technologies and to expand into markets that may be created by new technologies. However, RWT may become subject to intellectual property disputes that prevent it from commercializing its products, introducing new technologies or expanding into new markets. Therefore, RWT’s success depends, in part, on its ability to develop and commercialize its products without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, RWT may not be aware that its products are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. For example, there may be issued patents of which RWT is unaware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by RWT’s offerings. There also may be pending patent applications of which RWT is not aware that may result in issued patents, which could be alleged to be infringed by RWT’s offerings. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to RWT, that later result in issued patents that could cover RWT’s future technologies. Lawsuits can be time-consuming and expensive to resolve, and they divert management’s time and attention. RWT’s platform may not be able to withstand any third-party claims against its use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. In a patent infringement claim against RWT, RWT may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. RWT does not have a large patent portfolio which it could use in counter-claims as part of a defense against infringement. The strength of RWT’s defenses will depend on the patents asserted, the interpretation of these patents, and its ability to invalidate the asserted patents. However, RWT could be unsuccessful in advancing non-infringement and/or invalidity arguments in its defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if RWT cannot modify its technology to make it non-infringing, or license or develop alternative technology for any infringing aspect of our business, it may be forced to limit or stop sales of its products or cease business activities related to such intellectual property. RWT cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on its business, financial condition or results of operations. Any intellectual property litigation to which RWT might become a party, or for which it is required to provide indemnification, regardless of the merit of the claim or its defenses, may require RWT to do one or more of the following:

●	cease selling or using technology that incorporates the intellectual property rights that allegedly infringes, misappropriates or violates the intellectual property of a third party;

●	make substantial payments for legal fees, settlement payments or other costs or damages;

●	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;

●	redesign the allegedly infringing technology to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible;

●	rebrand RWT or pursue a different trademark; or

●	indemnify organizations using RWT’s platform or third-party service providers.

Even if the claims do not result in litigation or are resolved in RWT’s favor, these claims, and the time and resources necessary to resolve them, could divert the resources of its management and harm its business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of RWT’s common stock. The occurrence of infringement claims may grow as the market for our products, services and technologies grows. Accordingly, RWT’s exposure to damages resulting from infringement claims could increase and this could further exhaust its financial and management resources.

Risks Relating to Regulatory and Legal Matters

RWT may be subject to certain federal, state and/or local environmental and governmental regulations and laws that limit the scope of its marketplace and affect its business, results of operations and financial condition. Additionally, failure to comply with applicable laws and regulations could subject RWT to liability and negatively affect its business, results of operations and financial condition.

Certain jurisdictions have codified regulations around cloudseeding technology that may subject RWT to certain licensing and permitting requirements. Furthermore, the use of certain materials for seeding purposes may be subject to governmental regulation. RWT could be subject to the United Nations Convention on the Prohibition of Military or Any Other Hostile Use of Environmental Modification Techniques. This Convention bans hostile weather modifications. It is yet to be determined whether ionization rainfall generation technology is considered hostile. RWT could also face liability with respect to environmental issues occurring at sites on which it operates as a result of indirect consequences of rainfall generation, and may face costs or liabilities as a result of its role on sites. In addition, licensing and permitting requirements, among other potential regulatory restrictions, may not only limit the scope of RWT’s marketplace, but make it uneconomical for RWT to carry out its business in certain locations, thus negatively affecting RWT’s financial condition and results of operations.

RWT may also be required to comply with economic and trade sanctions administered by governments in the areas in which we currently operate, and where we may operate in the future, including the U.S. government (including without limitation regulations administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Department of State) and the Council of the European Union. These economic and trade sanctions prohibit or restrict transactions to or from or dealings with certain specified countries, regions, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially-designated, such as individuals and entities included on OFAC’s List of Specially Designated Nationals. Any future economic and trade sanctions imposed in jurisdictions where we operate could negatively impact our business, financial condition, and results of operations.

RWT’s ability to expand in certain locations is subject to land restriction policies and permits which we may fail to obtain or which may be terminated or not renewed by governmental authorities.

RWT’s business is subject to regulation, including with respect to acquiring and renewing the required authorizations, permits, concessions and/or licenses from the relevant governmental regulatory bodies necessary to perform operations in specific, regulated areas. In order to successfully operate RWT’s technology, it will need to obtain, or be in the process of obtaining, all material authorizations, permits, concessions and licenses required to conduct its rainfall generation operations.

It may be difficult to receive the required permits, which may require RWT’s management team to divert its attention from other aspects of its business, or it may be more capital intensive or a more time consuming process than expected to receive permits, either of which could increase costs and delay the launch of its products. Furthermore, if RWT does not comply with the requirements set forth in the permits, RWT could lose the granted permits or not receive them at all.

These authorizations, permits, concessions and licenses are also subject to RWT’s compliance with conditions imposed and regulations promulgated by the relevant governmental authorities. While RWT anticipates that all required authorizations, permits, concessions and environmental licenses or their renewals will be granted as and when sought, there is no assurance that these items will be granted as a matter of course, and there is no assurance that new conditions will not be imposed in connection with such renewals. If RWT were to violate any laws and regulations or the conditions of its concessions, authorizations, licenses and permits, it may be subjected to substantial fines or sanctions, revocations of operating permits or licenses and possible closings of certain of its operations. RWT may also be subject to the potential risk of confiscation or nationalization of its operating facilities by the governmental authorities of certain countries.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws can subject RWT to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could materially adversely affect its reputation, business, financial condition, and results of operations.

RWT will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which it conducts or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibits RWT and its officers, directors, employees and business partners acting on its behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect RWT’s business, results of operations, financial condition and reputation. RWT’s policies and procedures designed to ensure compliance with these regulations may not be sufficient and its directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject RWT to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially adversely affect its reputation, business, financial condition, and results of operations.

Risks Relating to Ownership of Holdco Securities

Unless the context otherwise requires, references in this subsection “— Risks Relating to Ownership of Holdco Securities” to “we”, “us”, and “our” generally refer to Holdco.

There can be no assurance that Holdco will be able to comply with the continued listing rules of Nasdaq.

Holdco’s Class A Common Stock and Warrants are currently listed on Nasdaq. To maintain the listing of our Class A Common Stock and Warrants on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those related to the closing price of our Common Stock and Warrants. On February 18, 2025, Holdco received written notice (the “MVLS Notice”) from the Listing Qualifications Staff (“Staff”) of the Nasdaq which notified us that, for the 30 consecutive business days ended February 14, 2025, our market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided an initial period of 180 calendar days, or until August 18, 2025 (the “MVLS Compliance Period”), by which we have to regain compliance with the MVLS Rule. To regain compliance, Holdco’s MVLS must close at or above $50,000,000 for a minimum of ten consecutive business days during the MVLS Compliance Period. The MVLS Notice further notes that if Holdco is unable to satisfy the MVLS requirement prior to such date, we may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that we then satisfies the requirements for continued listing on that market).

If Holdco does not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to us that our securities are subject to delisting. At that time, Holdco may appeal any such delisting determination to a hearings panel.

Also on February 18, 2025, Holdco received written notice (the “MVPHS Notice”) from the Staff that for the 30 consecutive business days ended February 14, 2025, our market value of publicly held shares (“MVPHS”) closed below the $15,000,000 MVPHS threshold required for continued listing on Nasdaq under Nasdaq Listing Rule 5450(b)(2)C) (the “MVPHS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have been provided an initial period of 180 calendar days, or until August 18, 2025 (the “MVLS Compliance Period”), by which we have to regain compliance with the MVPHS Rule. To regain compliance, the Company’s MVPHS must close at or above $15,000,000 for a minimum of ten consecutive business days during the MVPHS Compliance Period. The MVPHS Notice further notes that if Holdco is unable to satisfy the MVPHS requirement prior to such date, we may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that Holdco then satisfies the requirements for continued listing on that market).

If Holdco does not regain compliance by the end of the MVPHS Compliance Period, Nasdaq staff will provide written notice to us that our securities are subject to delisting. At that time, Holdco may appeal any such delisting determination to a hearings panel.

There can be no assurance that Holdco will regain and maintain compliance with the MVLS Rule and MVPHS Rule and the other listing requirements of the Nasdaq, or that it will not be delisted. If we are not able stay in compliance with the relevant MVLS Rule and MVPHS Rule, there is a risk that our Common Stock and Warrants may be delisted from Nasdaq.

If Nasdaq delists the Class A Common Stock or Warrants from trading on its exchange for failure to meet its listing rules, Holdco and its shareholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that shares of Class A Common Stock is a “penny stock” which will require brokers trading in shares of Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” The Class A Common Stock and Warrants are covered securities because they are listed on Nasdaq. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If Holdco’s securities are no longer listed on Nasdaq, such securities would not qualify as covered securities and Holdco would be subject to regulation in each state in which it offers its securities.

An active trading market for Class A Common Stock may not develop or be sustained and the share price of the Class A Common Stock may be volatile.

Holdco cannot guarantee that an active trading market for the Common Stock will develop or be sustained, nor can Holdco predict the prices at which its common shares may trade after the Business Combination.

If a public trading market does develop for the Class A Common Stock, its market price is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;

●	limited “public float” with a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the Class A Common Stock;

●	additions or departures of key personnel;

●	loss of a strategic relationship;

●	variations in operating results from the expectations of securities analysts or investors;

●	announcements of new products or services by us or our competitors;

●	reductions in the market share of our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	investor perception of our industry or prospects;

●	insider selling or buying;

●	investors entering into short sale contracts;

●	regulatory developments affecting our industry;

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	sales of the Class A Common Stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	revisions in securities analysts’ estimates or reductions in security analysts’ coverage; and

●	economic and other external factors.

Many of these factors are beyond our control and may decrease the market price of the Class A Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for the Class A Common Stock will be at any time, including as to whether the Class A Common Stock will sustain current market prices, or as to what effect that the sale of shares or the availability of the Class A Common Stock for sale at any time will have on the prevailing market price.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Class A Common Stock.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Class A Common Stock may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Class A Common Stock may decline.

Fluctuations in the price of Class A Common Stock could contribute to the loss of all or part of your investment. The trading price of Class A Common Stock following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond Holdco’s control. Broad market and industry factors may materially harm the market price of Class A Common Stock irrespective of Holdco’s operating performance. The stock market in general, and Nasdaq specifically, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which they were acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to Holdco could depress Holdco’s share price regardless of Holdco’s business, prospects, financial conditions or results of operations. A decline in the market price of Holdco’s securities also could adversely affect Holdco’s ability to issue additional securities and Holdco’s ability to obtain additional financing in the future.

Inflationary pressures, increases in interest rates and other adverse economic and market forces may contribute to potential downward pressures in market value of the Class A Common Stock. Additionally, any of the risk factors discussed in this Annual Report could have a material adverse effect on your investment in Class A Common Stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of Class A Common Stock may not recover and may experience a further decline.

The RWT Founders have substantial control over Holdco, which could limit other shareholders’ ability to influence corporate matters and could delay or prevent a change in corporate control.

The RWT Founders collectively own approximately 57.67% of the outstanding Common Stock and approximately 60.91% of the voting power of the Common Stock (assuming no exercise of any Warrants or Options). While the RWT Founders have no agreement to act together with respect to voting or investment decisions in their RWT shares, if they were to act together, they would be able to influence Holdco’s management and affairs and control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale of equity, merger, consolidation, or sale of all or substantially all of our assets.

Further, the RWT Founders hold an aggregate of 57,752 shares of Class B Common Stock, representing all issued and outstanding shares of Class B Common Stock. The Class B Common Stock has fifteen votes per share, and the Class A Common Stock, which is the class of stock held by public shareholders, has one vote per share. Pursuant to the Holdco A&R Articles, the RWT Founders as the sole initial holders of Class B Common Stock will have rights that are different from unaffiliated shareholders for so long as the RWT Founders or their permitted transferees collectively beneficially own more than 20% of the number of shares of Class B Common Stock collectively held by them as of the Closing. Such rights include the right to fill vacancies on Holdco’s board of directors (the “Board”), to call special meetings of shareholders, to take action by written consent of the shareholders, and that amendments to the Holdco A&R Articles will require the affirmative vote of a majority of the shares of Common Stock entitled to vote in lieu of two-thirds of the shares of Common Stock entitled to vote on the matter. Future transfers by holders of Class B Common Stock will generally result in those shares converting to Class A Common Stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. Further, the Class B Common Stock will automatically convert into Class A Common Stock on the date that is 5 years after the Closing Date, or earlier in certain circumstances, including if the initial holders thereof collectively cease to beneficially own at least twenty percent (20%) of the number of shares of Common Stock held by them on the Closing Date, as more fully set forth in the Holdco A&R Articles.

The RWT Founders may have interests, with respect to their Common Stock which are different from those of unaffiliated shareholders and the concentration of voting power among one or more of these stockholders may have an adverse effect on the trading price of the Class A Common Stock.

In addition, this concentration of ownership might adversely affect the market price of the Class A Common Stock by: (1) delaying, deferring or preventing a change of control; (2) impeding a merger, consolidation, takeover or other Business Combination involving Holdco; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Holdco.

The Dual Class Structure may have the effect of concentrating voting control with the holders of Class B Common Stock.

Holdco has a dual class stock structure in which shares of Class A Common Stock each have one vote per share and shares of Class B Common Stock have fifteen votes per share. Immediately after giving effect to the Business Combination, there were 7,471,678 shares of Class A Common Stock outstanding (7,528,761 shares after giving effect to the additional PIPE closings on January 29, 2025 and February 6, 2025), 57,752 shares of Class B Common Stock outstanding, 5,000,000 shares of Class A Common Stock issuable upon the exercise of outstanding Warrants, and 2,150,838 shares of Class A Common Stock issuable upon the exercise of outstanding Options. Class B Common Stock is exclusively held by the RWT Founders, which moderately increases their voting control. See “Risk Factors — The RWT Founders have substantial control over Holdco, which could limit other shareholders’ ability to influence corporate matters and could delay or prevent a change in corporate control.”

Further, Holdco has the ability to issue additional shares of Class B Common Stock without your consent. If additional shares of Class B Common Stock are issued in a financing or other transaction, whether to the RWT Founders or to third parties, such shares would give the holder increased voting power as compared to shares of Class A Common Stock.

The requirements of being a public company may strain Holdco’s resources and distract management and we will incur substantial costs as a result of being a public company.

Holdco is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Securities Act. These rules, regulations and requirements are extensive. We will incur significant costs associated with our public company corporate governance and reporting requirements. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees to comply with these requirements or engage outside consultants, which would increase our costs and expenses. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. These applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the Board or as executive officers.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a result of disclosure of information in this Annual Report and in the filings that we are required to make as a public company, our business, operating results and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If any such claims are successful, our business, operating results and financial condition could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, operating results and financial condition.

The exercise of registration rights by the Previous Sponsor, New Sponsor, Sponsor Affiliate and certain RWT shareholders may adversely affect the market price of the Class A Common Stock.

Pursuant to the Registration Rights Agreement and the prospectus filed on January 30, 2025, Holdco has registered for resale, pursuant to Rule 415 under the Securities Act, an aggregate of 5,194,056 shares of Class A Common Stock. Pursuant to the Registration Rights Agreement, the selling shareholders have customary registration rights, including demand and piggy-back rights, subject to cooperation and cut back provisions with respect to Class A Common Stock.

An aggregate of 5,914,057 shares of Class A Common Stock are subject to registration rights, representing approximately 78.6% of the 7,528,761 outstanding shares of Class A Common Stock as of April 15, 2025 and approximately 242.3% of the approximately 2,441,042 shares of Class A Common Stock in the public float as of April 15, 2025.

The registration of these shares permits the public resale of such shares, subject to any applicable contractual lock-up obligation. The registration and availability of a significant number of securities for trading in the public market may have an adverse effect on the market price of the Class A Common Stock.

Sales of a substantial number of shares of Class A Common Stock in the public market, particularly sales by our executive officers, directors and significant shareholders, or the perception that these sales could occur, could cause the market price of Class A Common Stock to decline.

Sales of a substantial number of shares of Class A Common Stock in the public market, particularly sales by our executive officers, directors and principal shareholders, or the perception that these sales might occur, could cause the market price of Class A Common Stock to decline. Some of our executive officers, directors and the holders of a substantial number of shares of Class A Common Stock following the Business Combination are subject to lock-up provisions pursuant to the Lock-up Agreement that, for a period of at least two years from the date of Closing, subject to certain exceptions, prohibit them from offering for sale, selling, contracting to sell, granting any option for the sale of, transferring or otherwise disposing of any shares of Class A Common Stock and of any securities convertible into or exercisable for Class A Common Stock.

When the applicable lock-up periods expire, our security holders subject to lock-up provisions will be able to sell shares of Class A Common Stock in the public market. Sales of a substantial number of such shares upon expiration of the lock-up provisions, the perception that such sales may occur or early release of these provisions could cause our market price to fall or make it more difficult for you to sell your Class A Common Stock at a time and price that you deem appropriate.

In addition, we may file a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and expiration of the lock-up provisions referred to above, the shares issued upon exercise of outstanding stock options would be available for immediate resale in the open market.

Certain existing shareholders purchased, or may purchase, securities in the Company at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in the Company may not experience a similar rate of return.

Certain shareholders in the Company, including certain of the selling shareholders, acquired, or may acquire, shares of our Class A Common Stock at prices below the current trading price of our Class A Common Stock and may experience a positive rate of return based on the current trading price.

Under the prospectus dated January 30, 2025, the Company registered the issuance of 5,000,000 shares of Class A Class A Common Stock, which shares are issuable upon the exercise of 5,000,000 Warrants, and the resale from time to time by the selling shareholders of up to 5,914,057 shares of Class A Common Stock. Such shares registered for resale included: (i) 2,125,540 shares of Class A Common Stock issued to the former shareholders of RWT, upon the Closing among the Company, RWT, Coliseum, Merger Sub 1, and Merger Sub 2, as consideration for their shares of Class A common stock of RWT pursuant to the terms of the Business Combination Agreement, and such shares of RWT Class A common stock were originally purchased at an effective purchase price of approximately $2.06 per share; (ii) 57,752 shares of Class A Common Stock issuable upon the conversion of 57,752 shares of Class B Common Stock, par value $0.0001 per share of the Company, issued to the former RWT shareholders upon the Closing as consideration for their shares of Class B common stock of RWT, and such shares of RWT Class B common stock were originally purchased at an effective purchase price of approximately $2.16 per share; (iii) 2,150,838 shares of Class A Common Stock issuable upon vested Options with an exercise price of $2.06 per share, which were issued upon the conversion of RWT’s outstanding options pursuant to the Business Combination Agreement; (iv) 650,120 shares of Class A Common Stock issued to Harry You and his affiliates upon the Closing as consideration for former Founder Shares pursuant to the terms of the Business Combination Agreement, which were purchased by Mr. You from the Previous Sponsor in June 2023 for an aggregate purchase price of $1.00 plus the obligation to fund certain contributions to Coliseum’s trust account (Mr. You funded an aggregate of $650,000 of such contributions); (v) 806,250 shares of Class A Common Stock issued at the Closing upon the exchange of Private Placement Warrants of Coliseum pursuant to the Warrant Exchange Agreement, and such Private Placement Warrants were initially purchased at a price of $1.50 per Private Placement Warrant; (vi) 118,557 shares of Class A Common Stock issued or to be issued to the PIPE Investors pursuant to the terms of the PIPE Subscription Agreements, at a price per share of approximately $11.39; and (vii) 5,000 shares of Class A Common Stock issued to a vendor as consideration for services rendered. Depending on the price, the public shareholders may have paid significantly more than the selling shareholders for any shares or Warrants they may have purchased in the open market based on variable market price.

Despite a significant decline in the public trading price, some of the selling shareholders named in such prospectus may still experience a positive rate of return on the shares being offered by them due to the price at which such selling shareholder initially purchased the shares. Based upon the closing price of our Class A Common Stock of $2.68 on April 14, 2025, upon the sale of shares of our Class A Common Stock (i) Harry You may experience a potential profit of approximately $1.68 per share of the Class A Common Stock issued to him upon the exchange of the former Founder Shares in the Business Combination, and approximately $1.68 per share of the Class A Common Stock issued to him upon the exchange of the Coliseum Private Placement Warrants in the Warrant Exchange, (ii) the RWT Founders, which includes Harry You, Niccolo de Masi, and Paul Dacier or their affiliates, may experience a potential profit of approximately $0.62 per share of the Class A Common Stock issued to them upon the exchange of the RWT Class A Common Stock in the Business Combination, a potential profit of approximately $0.52 per share of the Class A Common Stock issuable upon the conversion of the Class B Common Stock issued to them upon the exchange of the RWT Class B Common Stock in the Business Combination, and Harry You and Niccolo de Masi may experience a potential profit of approximately $0.62 per share of the Class A Common Stock issuable upon exercise of the Options issued to them upon the exchange of RWT options in the Business Combination, (iii) the Previous Sponsor may experience a potential profit of approximately $1.18 per share of the Class A Common Stock issued upon the exchange of the Coliseum Private Placement Warrants in the Warrant Exchange, (iv) the PIPE Investors, which includes Harry You and Paul Dacier, may experience a potential loss of approximately $8.71 per share of the Class A Common Stock issued in the PIPE Investment, and (v) the vendor may experience a potential profit of approximately $2.68 per share of the Class A Common Stock issued to the vendor at the Closing in consideration for services rendered.

Public shareholders may not be able to experience the same positive rates of return on securities they purchase due to the low price at which the selling shareholders purchased their securities.

A decline in the price of Class A Common Stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of Class A Common Stock could result in a reduction in the liquidity of the common stock and a reduction in our ability to raise capital. A decline in the price of Class A Common Stock could be especially detrimental to our liquidity, operations and strategic plans. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and services and continue current operations. If the price of the Common Stock declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

Neither RWT nor Holdco has paid any cash dividends on its securities in the past, and Holdco does not intend to pay cash dividends on Common Stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the Board decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of Class A Common Stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this Annual Report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine and the military conflicts between Hamas and Israel. Economic uncertainty in various global markets caused by economic challenges, political instability and these conflicts, have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Although, to date, our results of operations has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short and long term. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Warrants are exercisable for Class A Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our shareholders.

Warrants to purchase an aggregate of up to 5,000,000 Public Warrants are exercisable in accordance with the terms of the Warrant Assumption Agreement governing those securities. The exercise price of the Warrants is $11.50 per share, subject to adjustment. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and, as such, the Warrants may expire worthless. See “— the Warrants may never be in the money, and they may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Warrants approve of such amendment. As a result, the exercise price of the Warrants could be increased, the exercise period could be shortened and the number of shares of Class A Common Stock purchasable upon exercise of a Warrant could be decreased, all without your approval.”

The Warrants may never be in the money, and they may expire worthless, and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Warrants approve of such amendment. As a result, the exercise price of the Warrants could be increased, the exercise period could be shortened and the number of shares of Class A Common Stock purchasable upon exercise of a Warrant could be decreased, all without your approval.

The Warrants were issued in registered form under a warrant agreement between the Transfer Agent, as warrant agent, and Holdco. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder for the purpose of curing any ambiguity or to correct any defective provision or mistake, adjusting the provisions relating to cash dividends on Common Stock as contemplated by and in accordance with the Warrant Agreement, adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the outstanding Warrants is required to make any change that adversely affects the interests of the registered holders of Warrants. Although Holdco’s ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Warrant.

Warrants are exercisable in accordance with the terms of the Warrant Agreement. The exercise price of these warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Class A Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the shares of Class A Common Stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the Warrant holders and provided certain other conditions are met. We will not redeem the Warrants unless an effective registration statement under the Securities Act covering the shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those shares is available throughout the 30-day redemption period, except if we elect to require the Warrants to be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. As of the date of this Annual Report, the Class A Common Stock has never traded above $18.00 per share, therefore neither current nor recent share prices meet or exceed the threshold that would allow Holdco to redeem the Warrants.

In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of the Class A Common Stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants on a cashless basis prior to redemption for a number of shares of Class A Common Stock determined based on the redemption date and the fair market value of the Class A Common Stock. The value received upon exercise of the Warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Warrants, including because the number of shares of Class A Common Stock received is capped at 0.361 shares per warrant (subject to adjustment) irrespective of the remaining life of the Warrants. In addition, such redemptions may occur at a time when the Warrants are “out-of-the-money,” in which case holders thereof would lose any potential embedded value from a subsequent increase in the value of the Class A Common Stock had such Warrants remained outstanding.

In the event that Holdco determines to redeem the Warrants when the closing price of the shares of Class A Common Stock equals or exceeds $18.00 per share or $10.00 per share, pursuant to Section 6.1 or Section 6.2 of the Warrant Agreement, respectively, Holdco will fix a date for the redemption. Notice of redemption will be mailed by first class mail, postage prepaid, by Holdco not less than thirty (30) days prior to the redemption date to the registered holders of the Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner herein provided will be conclusively presumed to have been duly given whether or not the registered holder received such notice.

Warrant holders will only be able to exercise their Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer shares of Class A Common Stock from such exercise than if such warrants were exercised for cash.

The Warrants generally may not be exercised on a “cashless basis”, except as described below.

The Warrant Agreement provides that in the following circumstances holders of Warrants who seek to exercise their Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A Common Stock issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; and (ii) if we have so elected and the Class A Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act. If you exercise your Warrants on a cashless basis under the circumstances described in clauses (i) and (ii) in the preceding sentence, you would pay the warrant exercise price by surrendering the Warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Common Stock underlying the Warrants, multiplied by the excess of the “fair market value” of the shares of Class A Common Stock (as defined in the next sentence) over the exercise price of the Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, a holder of Warrants would receive fewer shares of Class A Common Stock from such exercise than if such Warrants were exercised for cash.

The Warrants may have an adverse effect on the market price of the Class A Common Stock.

Upon the Closing, the Coliseum Warrants were assumed and converted into Warrants of Holdco and entitle the holders to purchase shares of Class A Common Stock. Such Warrants, when exercised, will increase the number of issued and outstanding shares of Class A Common Stock and reduce the value of the Class A Common Stock.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with the post-Business Combination company.

The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Holdco, which may discourage such lawsuits and result in increased costs to warrant holders to bring a lawsuit. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and the Board.

The Warrants are recognized and accounted for as derivative liabilities in accordance with ASC 815 and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of the Class A Common Stock.

The guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, we classify each of the Warrants as a liability at its fair value as determined by us based upon a valuation report obtained from an independent third party valuation firm. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the Warrants is remeasured and the change in the fair value of the liability is recorded as other income (expense) in our consolidated statements of operations. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of Class A Common Stock represents the primary underlying variable that will impact the value of the derivative instruments. Additional factors that may impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial position and results of operations will fluctuate quarterly, based on various factors, such as the share price of the Class A Common Stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of Class A Common Stock.

Massachusetts law and the Holdco A&R Articles contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts.

Chapter 156D, §8.06 of the Massachusetts General Laws provides that the terms of the directors of a publicly traded Massachusetts corporation must be staggered over three years. This could make it difficult to replace a majority of the board in any one year. A public corporation may opt out of the staggered board requirement by a vote of its board of directors or a two-thirds vote of each class of stock outstanding.

Chapter 110F of the Massachusetts General Laws generally provides that, if a person acquires 5% or more of the stock of a Massachusetts corporation without the approval of the board of directors of that corporation, such person may not engage in certain transactions with the corporation for a period of three years following the time that person becomes a 5% shareholder, with certain exceptions. A Massachusetts corporation may elect in its articles of organization or bylaws not to be governed by Chapter 110F.

Under the Massachusetts control share acquisitions statute (Chapter 110D of the Massachusetts General Laws), a person who acquires beneficial ownership of shares of stock of a corporation in a threshold amount equal to one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting stock of the corporation, referred to as a control share acquisition, must obtain the approval of a majority of shares entitled to vote generally in the election of directors (excluding (1) any shares owned by any person acquiring or proposing to acquire beneficial ownership of shares in a control share acquisition, (2) any shares owned by any officer of the corporation and (3) any shares owned by any employee of the corporation who is also a director of the corporation) for the purpose of acquiring voting rights for the shares that such person acquires in crossing the foregoing thresholds.

The Massachusetts control share acquisitions statute permits the corporation, to the extent authorized by its articles of organization or bylaws, to redeem all shares acquired by an acquiring person in a control share acquisition for fair value (which is to be determined in accordance with procedures adopted by the corporation) if (1) no control share acquisition statement is delivered by the acquiring person or (2) a control share acquisition statement has been delivered and voting rights were not authorized for such shares by the shareholders in accordance with the applicable provision of the control share acquisitions statute.

If the voting rights for shares acquired in a control share acquisition are authorized by a majority of shareholders, and the acquirer has acquired beneficial ownership of a majority or more of all voting power in the election of directors, then each stockholder of record, other than the acquirer, who has not voted in favor of authorizing voting rights for the control may demand payment for his or her stock and an appraisal in accordance with M.G.L. chapter 156D.

The Massachusetts control share acquisition statute permits a Massachusetts corporation to elect not to be governed by the statute’s provisions by including a provision in the corporation’s articles of organization or bylaws pursuant to which the corporation opts out of the statute.

Chapter 110C of the Massachusetts General Laws (1) subjects an offeror to certain disclosure and filing requirements before such offeror can proceed with a takeover bid, defined to include any acquisition of or offer to acquire stock by which, after acquisition, the offeror would own more than 10% of the issued and outstanding equity securities of a target company and (2) provides that, if a person (together with its associates and affiliates) beneficially owns more than 5% of the stock of a Massachusetts corporation, such person may not make a takeover bid if during the preceding year such person acquired any of the subject stock with the undisclosed intent of gaining control of the corporation. The statute contains certain exceptions to these prohibitions, including if the board of directors approves the takeover bid, recommends it to the corporation’s shareholders and the terms of the takeover are furnished to shareholders. The validity of Chapter 110C has been called into questioned by a 1982 US Supreme Court decision that invalidated a similar law in the state of Illinois.

The Holdco A&R Articles include an election not to be governed by the control share acquisition statute, Chapter 110D, or the business combination statute, Chapter 110F of the Massachusetts General Laws.

The provisions of the Holdco A&R Articles requiring exclusive forum in the courts of the Commonwealth of Massachusetts and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

The Holdco A&R Articles provides that, to the fullest extent permitted by law, and unless Holdco consents in writing to the selection of an alternative forum, the courts of the Commonwealth of Massachusetts (or, in the event that the courts of Massachusetts does not have jurisdiction, the federal district court for the District of Massachusetts or other state courts of the Commonwealth of Massachusetts) will be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on Holdco’s behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or stockholder of Holdco to Holdco or Holdco’s stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the MBCA or the Holdco A&R Articles or Holdco A&R Bylaws (as each may be amended from time to time), (iv) any action, suit or proceeding as to which the MBCA confers jurisdiction on the courts of the Commonwealth of Massachusetts, or (v) any action, suit or proceeding asserting a claim against Holdco or any current or former director, officer or stockholder governed by the internal affairs doctrine.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Holdco A&R Articles provide that, unless Holdco consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, the Holdco A&R Articles provide that the exclusive forum provision will not apply to suits brought to enforce any cause of action arising under the Securities Act, any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Holdco A&R Articles also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Commonwealth of Massachusetts as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Commonwealth of Massachusetts as exclusive forum.

These choice of forum provisions may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, executive officers or other employees, which may have the effect of discouraging lawsuits against Holdco’s directors and officers. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against Holdco, a court could find the choice of forum provisions contained in the Holdco A&R Articles to be inapplicable or unenforceable in such action. If a court were to find this provision in the Holdco A&R Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Holdco is an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of the reduced reporting requirements applicable to smaller reporting companies and emerging growth companies could make the Class A Common Stock less attractive to investors.

Holdco is an “emerging growth company” within the meaning of the Securities Act as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Holdco expects not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of our registration statement on Form S-4 in connection with the Business Combination, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, Holdco is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Our status as a smaller reporting company is determined annually. We will continue to qualify as a smaller reporting company through the following fiscal year as long as (i) the market value of Common Stock held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not exceed $250 million or (ii) our annual revenues for the most recently completed fiscal year do not exceed $100 million and the market value of Common Stock held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not exceed $700 million. If we exceed these thresholds, we will cease to be a smaller reporting company as of the first day of the following fiscal year.

We cannot predict if investors will find the Class A Common Stock less attractive if Holdco chooses to rely on any of the exemptions afforded to emerging growth companies and smaller reporting companies. If some investors find the Class A Common Stock less attractive because Holdco relies on any of these exemptions, there may be a less active trading market for the Class A Common Stock and the market price of the Class A Common Stock may be more volatile and may decline.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In recent years, cyberattacks, including denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations have increased in volume and sophistication. RWT’s information technology systems and automated machinery, which it will rely on to operate its business, could be exposed to such tactics. RWT may also experience unavailable systems, unauthorized access or disclosure due to employee theft or misuse, sophisticated nation-state and nation-state supported actors and advanced persistent threat intrusions. RWT may be unable to implement adequate preventative measures or stop security breaches while they are occurring, and attackers may sabotage or to obtain unauthorized access to RWT’s systems, networks, or physical facilities. Actual or perceived breaches of RWT’s security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about RWT, its partners, its clients or third parties could expose us and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to the RWT brand and reputation or other harm to the RWT business. Additionally, cyberattacks that impacts RWT’s ability to operate its platform could result in production errors, processing inefficiencies and unscheduled downtime/degradation of operations, in turn causing the loss of sales and clients, and decreased revenue and increased overhead costs, which could have a material adverse effect on our results of operations.

Our board of directors has oversight of our strategic and business risk management and oversees management’s execution of our cybersecurity risk management program. Management is responsible for identifying, assessing, and managing cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership and the board, as appropriate.

Item 2. Properties

Our corporate headquarters are located at 4851 Tamiami Trail N, Suite 200 Naples, FL.

Item 3. Legal Proceedings

From time to time, Holdco and RWT may be involved in certain claims and legal proceedings arising in the normal course of business. While the resolution of these matters cannot be predicted with certainty, Holdco and RWT do not believe, based on current knowledge, that the outcome of any currently pending legal proceedings in which Holdco or RWT is currently involved will have a material adverse effect on Holdco’s consolidated financial position, results of operations or cash flow.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our Class A Common Stock and Warrants began trading on Nasdaq under the symbols “RAIN” and “RAINW”, respectively, on January 2, 2025. Shares of our Class B Common Stock do not trade on any market.

Holders

As of April 15, 2025, there were approximately 32 record holders of Class A Common Stock, 3 record holders of Class B Common Stock and 1 record holder of Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose shares of Class A Common Stock and Warrants are held of record by banks, brokers and other financial institutions.

Dividends

Holdco has not paid any dividends to its shareholders. It is the present intention of the Board to retain all earnings, if any, for use in Holdco’s business operations and, accordingly, the Holdco does not anticipate declaring any dividends in the foreseeable future. The Board will consider whether or not to institute a dividend policy. The determination to pay dividends will depend on many factors, including, among others, Holdco’s financial condition, current and anticipated cash requirements, contractual restrictions and financing agreement covenants, solvency tests imposed by applicable corporate law and other factors that the Board may deem relevant.

Recent Sales of Unregistered Securities

On December 31, 2024, in connection with the Closing, the former RWT shareholders received an aggregate of 2,125,540 shares of Class A Common Stock and 57,572 shares of Class B Common Stock pursuant to the terms of the Business Combination Agreement.

On December 31, 2024, in connection with the Closing, Holdco issued 61,474 shares of Class A Common Stock to the PIPE Investors pursuant to the PIPE Subscription Agreements, for aggregate proceeds of approximately $700,000 and also recorded a subscription receivable of $650,000 from two PIPE Investors for the purchase of 57,083 shares of Class A Common Stock. On January 29, 2025, the Company closed $500,000 of such subscription receivable pursuant to the PIPE Subscription Agreements and issued an aggregate of 43,910 shares of Class A Common Stock to the PIPE Investors. On February 6, 2025, the Company closed on the remaining $150,000 of subscription receivable pursuant to the PIPE Subscription Agreements and issued an aggregate of 13,173 shares of Class A Common Stock to the PIPE Investors.

In connection with the Business Combination, pursuant to the terms of the Warrant Exchange Agreement, on December 31, 2024, Holdco issued an aggregate of 806,250 shares of Class A Common Stock to the former holders of Coliseum Private Placement Warrants.

In connection with the Business Combination, on December 31, 2024, Holdco issued an aggregate of 5,000 shares of Class A Common Stock to a vendor as consideration for services rendered.

The shares of Class A Common Stock issued to the PIPE Investors pursuant to the PIPE Subscription Agreements, the shares of Class A Common Stock and Class B Common Stock issued to the RWT shareholders pursuant to the Business Combination Agreement, the shares of Class A Common Stock issued pursuant to the Warrant Exchange, and the shares of Class A Common Stock issued to the vendor, have not been registered under the Securities Act and have been issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction by an issuer not involving a public offering.

Item 6. [Reserved]

Item 7. Management’s discussion and analysis of financial condition and results of operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which follow Item 16 of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Unless otherwise indicated or the context otherwise requires, references in this Holdco Management’s Discussion and Analysis of Financial Condition and Results of Operations to the company, “we,” “us” “our,” “Holdco” and other similar terms refer to Rain Enhancement Technologies Holdco, Inc. on a consolidated basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were founded to provide the world with reliable access to water, one of life’s most important resources. To achieve this mission, we aim to develop, manufacture and commercialize ionization rainfall generation technology.

We are combining unique expertise and personnel to develop, improve and undertake efforts to commercialize ionization rainfall generation technology that enhances rainfall when conditions are appropriate in the atmosphere. We are building our core platform with software, meteorology, hardware, product design and operations to make rainfall generation more dependable. We aim to improve on existing rainfall generation technologies by introducing robust measurement tools, including automation technology, rain gauges, and weather stations, to more precisely quantify the positive water benefit it expects to deliver to millions globally.

We intend to develop, invent, improve, manufacture, commercialize and operate technologies that enhance rainfall and elevate water reserves. We believe that our future services will yield potable water that can be used for all purposes. The projected cost (not including land costs, which are still being determined) and energy requirements for our future technology are modest on a per gallon basis for communities and ecosystems, estimated to be $0.10 per cubic meter, approximately 10 times less than other alternative technologies. We aim to enhance agricultural, industrial and household water supplies for all the communities in which we operate by developing technology and services to serve governmental and commercial clients’ needs in creating water resiliency and abundancy.

Our business model is based on a unique one-to-many community-centric business model. The numerous client segments to which we market includes large landowners including agriculture, resorts, energy and transportation companies, insurance and reinsurance companies, decarbonization initiatives of major corporations and philanthropists, supranational governmental organizations, and city, county, state, federal and non-U.S. governments. In addition, we aim to leverage our offerings and enhance our potential market position by exploring ways to expand our future water generation products through licensing and acting as a channel partner for additional water generation technologies.

Since the beginning of 2025 we have created new marketing and sales programs, identified and contacted potential customers in core market segments, expanded our contacts with rain enhancement experts who could endorse our technology and introduce us into existing projects looking to address lack of rainfall, and organized our production of systems to serve expected demand.

We have a limited operating history and have not yet generated any revenue, and our ability to generate revenue sufficient to achieve profitability will depend on our ability to successfully build and commercialize rainfall generation technology and successfully execute our sales strategy.

Business Combination

On the Closing Date, Coliseum, RWT, Holdco, Merger Sub 1, and Merger Sub 2 consummated the Business Combination pursuant to the terms of the Business Combination Agreement.

Pursuant to the Business Combination Agreement, on the Closing Date, the Mergers occurred, and, after giving effect to such Mergers, the Closing occurred. Following the Closing, Holdco holds all of the equity interests of RWT and Merger Sub 1.

The Business Combination was treated as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Coliseum was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of RWT issuing stock for the net assets of Coliseum, accompanied by a recapitalization. The net assets of Coliseum were stated at historical cost, with no goodwill or other intangible assets recorded.

Our common stock and warrants commenced trading on the Nasdaq Stock Market LLC under the symbols “RAIN” and “RAINW”, respectively, on January 2, 2025.

PIPE Subscriptions

In connection with the Closing, Holdco entered into the PIPE Subscription Agreements with the PIPE Investors and related parties to sell an aggregate of $1.35 million of shares of Holdco Class A Common Stock at $11.39 per share, of which Holdco received $700,000 of the PIPE Investment and recorded a subscription receivable of $650,000 on the consolidated balance sheet as of December 31, 2024. Such receivable was fully paid on February 6, 2025.

On the Closing Date, the Company closed on $700,000 of investment pursuant to the PIPE Subscription Agreements and issued an aggregate of 61,474 shares of Class A Common Stock to the PIPE Investors and recorded a subscription receivable of $650,000 from two PIPE Investors for the purchase of 57,083 shares of Class A Common Stock. On January 29, 2025, the Company closed $500,000 of such subscription receivable pursuant to the PIPE Subscription Agreements and issued an aggregate of 43,910 shares of Class A Common Stock to the PIPE Investors. On February 6, 2025, the Company closed on the remaining $150,000 of subscription receivable pursuant to the PIPE Subscription Agreements and issued an aggregate of 13,173 shares of Class A Common Stock to the PIPE Investors.

Forward Purchase Agreement with Meteora

On December 30, 2024, Holdco entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Meteora Capital Partners, LP and affiliated funds (“Meteora”) for an OTC equity prepaid forward transaction. An aggregate of 361,858 shares of Holdco Class A Common Stock (the “Forward Purchase Shares”) are subject to the Forward Purchase Agreement, for which Meteora was paid approximately $4.1 million at Closing (the “Prepayment”) and we retained approximately $20,000 (the “Prepayment Shortfall”). The Forward Purchase Agreement matures on the date of the effectiveness of a certain registration statement filed by Holdco with the Securities and Exchange Commission following the Closing Date (the “Maturity Date”). Meteora may sell the Forward Purchase shares at any time following the Closing Date until the Maturity Date at a price not less than $10.00 per share. If Meteora sells any of the Forward Purchase Shares, Meteora will pay to Holdco $10.00 for each share sold, less the Prepayment Shortfall. On Maturity Date, any Forward Purchase Shares that have not been sold by Meteora will be returned to us for no consideration, provided that if the proceeds of the shares sold by Meteora prior to the Maturity Date is less than the Prepayment Shortfall, then we will pay cash to Meteora in an amount equal to such difference.

Loan Agreement with an Affiliate of Harry You

On December 30, 2024, Holdco entered into the Loan Agreement with RHY, an affiliate of Harry You, pursuant to which RHY committed to provide Holdco with up to $7 million in new loans. Prior to each drawdown, pursuant to the Loan Agreement, Holdco must certify to RHY, among other things, that it has used its best efforts to raise equity, equity-linked, or debt financing on terms available in the market to a similarly-situated company in similar circumstances, and is unable to obtain alternate financing in the amount of such drawdown. Once amounts are borrowed, they may not be re-borrowed. Additionally, Mr. You agreed to roll over an aggregate of approximately $3.1 million of loans and advances owed to him or to his affiliates by Coliseum and RWT into the Loan Agreement and such amounts will be treated for all purposes as loans outstanding pursuant to the Loan Agreement (which, for the avoidance of doubt, does not decrease the $7 million commitment). As of the date of this Annual Report, Holdco has borrowed an additional $839,000 of new funds under the Loan Agreement.

Recent Developments

Appointment of Directors

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to fill the resulting vacancies. Mr. Reardon was appointed to serve as a Class I director with a term expiring at the Company’s first annual meeting of stockholders. Mr. Peperzak was appointed to serve as a Class II director with a term expiring at the second annual meeting of stockholders. Following the appointment, Mr. Peperzak and Mr. Reardon serve on the Audit Committee.

In connection with this appointment, Mr. Reardon and Mr. Peperzak each entered into a Director Agreement (as defined below) that is consistent with the Company’s form of Director Agreement. Under the Director Agreement, members of the Board will receive compensation for service on the Board and on committees of the Board consisting of the following: (i) subject to approval by the Board and compensation committee of the Board (the “Compensation Committee”), a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) at the beginning of each year of service, and subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares determined by dividing $100,000 by the closing price of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”) as reported on the Nasdaq Stock Market LLC on the date of the grant. The restricted stock granted pursuant to the Director Agreement will vest in full on the first anniversary of the grant date, subject to acceleration in accordance with the terms of the restricted stock award or the Company’s 2024 Incentive Award Plan.

Additionally, effective as of April 4, 2025, the Company entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. The terms of the Director Agreements are consistent with the Company’s standard form of Director Agreement described above, except with respect to the grants of restricted stock to Mr. Dickerson and Mr. Riley, which are as follows: (i) subject to approval by the Board and the Compensation Committee, in lieu of an annual grant of restricted stock, Mr. Dickerson will receive an initial grant of restricted stock equal to the number of shares determined by dividing $2,000,000 by the closing price of the Class A Common Stock on the date of grant, and such grant of restricted stock will vest in full on the third anniversary of the grant date, subject to acceleration in accordance with the terms of the restricted stock award or the Company’s 2024 Incentive Award Plan, and (ii) subject to approval by the Board and the Compensation Committee, Mr. Riley will receive an annual grant of restricted stock equal to the number of shares determined by dividing $50,000 by the closing price of the Class A Common Stock on the date of grant.

The grants of restricted stock to each of Mr. Dickerson, Ms. Steele, Mr. Riley, Mr. Peperzak, and Mr. Reardon pursuant to the Director Agreements were deferred by the Board.

Nasdaq Compliance Notices

On February 18, 2025, we received the MVLS Notice from Nasdaq which notified the Company that, for the 30 consecutive business days ended February 14, 2025, our MVLS closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until August 18, 2025, to regain compliance with the MVLS Rule. The MVLS Notice notes that, to regain compliance, our MVLS must close at or above $50,000,000 for a minimum of ten consecutive business days during the MVLS Compliance Period. The MVLS Notice further notes that if we are unable to satisfy the MVLS requirement prior to such date, we may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that we then satisfy the requirements for continued listing on that market). If we do not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to us that our securities are subject to delisting. At that time, we may appeal any such delisting determination to a hearings panel.

Also on February 18, 2025, we received the MVPHS Notice from Nasdaq that for the 30 consecutive business days ended February 14, 2025, our MVPHS closed below the $15,000,000 MVPHS threshold required for continued listing on Nasdaq under Nasdaq Listing Rule 5450(b)(2)C).

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have 180 calendar days, or until August 18, 2025, to regain compliance with the MVPHS Rule. The MVPHS Notice notes that, to regain compliance, our MVPHS must close at or above $15,000,000 for a minimum of ten consecutive business days during the MVPHS Compliance Period. The MVPHS Notice further notes that if we are unable to satisfy the MVPHS requirement prior to such date, we may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that we then satisfy the requirements for continued listing on that market). If we do not regain compliance by the end of the MVPHS Compliance Period, Nasdaq staff will provide written notice to us that our securities are subject to delisting. At that time, we may appeal any such delisting determination to a hearings panel.

The MVLS Notice and MVPHS Notice are notifications of deficiency, not of imminent delisting, and have no immediate effect on the listing of our securities. Our Class A Common Stock and Warrants continue to trade on Nasdaq under the symbols “RAIN” and “RAINW”, respectively.

We intend to actively monitor our MVLS and MVPHS between now and August 18, 2025, and may, if appropriate, evaluate available options to resolve the deficiencies and regain compliance with the MVLS Rule and MVPHS Rule. While we are exercising diligent efforts to maintain the listing of our securities on Nasdaq, there can be no assurance that we will be able to regain or maintain compliance with Nasdaq listing standards. See “Risk Factors - There can be no assurance that Holdco will be able to comply with the continued listing rules of Nasdaq.”

Departure of Co-Chief Executive Officer

On January 29, 2025, Holdco, RWT and Christopher Riley entered into a letter agreement whereby Mr. Riley resigned as Co-Chief Executive Officer of our company and RWT effective as of January 30, 2025 (the “Termination Letter”). Pursuant to the Termination Letter, in lieu of all other compensation and payments of any kind due and payable to Mr. Riley, Mr. Riley will be paid for services rendered in an amount of $124,500, payable in 18 monthly installments beginning in February 2025. Additionally, conditioned on approval by the Compensation Committee of our board of directors, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A Common Stock of the Company vesting one year from the date of grant.

Mr. Riley’s decision to resign as Chief Executive Officer was not the result of any disagreement with our company or our board of directors, including any matters relating to our operations, polices, accounting practices or financial reporting. Mr. Riley will remain as a member of our board of directors.

As previously announced, we appointed Randall Seidl to serve as Co-Chief Executive Officer effective as of January 2, 2025. Following the resignation of Mr. Riley, Mr. Seidl is our sole Chief Executive Officer.

Plan of Operations

12-Month Plan

RWT currently is warehousing two fully built rain generation systems in Sydney, Australia. The systems were built by a leading ionization rainfall generation engineer, and have undergone rigorous evaluation, testing, and documentation. We plan to ship these units to our U.S. warehouse by May 2025 and expect to execute our first client contract and begin the installation process in the third quarter of 2025. Concurrently, we will identify, recruit, and hire a CTO, CFO and other go to market resources.

In March 2025, we began planning the development of ten additional rain generation systems for deployment in new locations. While we have begun documenting the sourcing, manufacturing, and building processes, we will collaborate with highly skilled technical advisors to develop a step-by-step training manual that can be scaled as our system volume increases. While systematically documenting the process, we will also explore ways to enhance efficiency and scalability, such as reviewing the bill of materials to domesticate component sourcing and initiating the request-for-proposal process with prospective U.S.-based manufacturers.

We are actively hiring and plan to recruit up to five employees to support sales, operations, or climate science functions by the end of 2025.

We plan to host an onsite event, which will include training U.S. personnel on the installation and operation of the systems. As part of this, we will install one of the systems received from Australia inside our warehouse for validation testing, after which it will be re-packed in crates for delivery to the next client site. The second system will be set up for mechanical testing and value engineering work. At that stage, we will assess whether any components are missing or require modifications, placing orders and making necessary repairs as needed. Additionally, that month, we will begin hardware engineering on a variation of the rain generation system designed to meet local permitting requirements for potential installations on public land.

We will also plan and prepare for the installation of our system at our first location in August 2025. This process will include securing the services of a general contractor (“GC”) in the area. We will collaborate with the GC to obtain all necessary building permits, which we anticipate will be similar to those required for cell tower installations and should be acquired efficiently and at a reasonable cost.

Once the rain generation systems are installed at our first location, we will aim to begin development for rain gauge with our intellectual property to assist with automating the operation of both the installed system and future systems based on local weather conditions.

We will also begin finalizing site selection for the region where we plan to install a system in 2025. These regions are expected to host one or more systems to serve one or multiple clients. Our goal is to install the systems in a way that creates contiguous or overlapping areas of potential rainfall enhancement. Depending on updrafts, humidity, and other weather conditions, each installed system is expected to generate rainfall within an approximately 50-mile radius. Site selection will be prioritized based on client engagement, projected returns for the company, and expected local weather and topography. We anticipate that our supply chain will support the manufacturing and installation of additional systems within 5 to 6 months, allowing RWT to scale operations rapidly as client referral effects drive increased demand.

We will continue to update and refine internal documentation that outlines the criteria for selecting sites to install and operate the systems. This will include, but not be limited to, factors such as weather patterns, terrain, setbacks, access, prevailing wind direction, and average humidity. Additionally, we plan to enhance our operations process to include a complete set of drawings necessary for permitting, as well as incorporating all feedback received from the site of our initial installation.

By the fourth quarter of 2025, we expect to begin operationalizing the manufacturing, testing, and warehousing of devices for the installation pipeline. At that point, we anticipate having well-developed documentation that we can follow to ensure a steady stream of successful system installations.

As we continue to refine our manufacturing process for rain technology devices, we will also seek research partnerships with universities. Our goal for these partnerships is to launch a multi-year case study that evaluates the impact of our devices and related technology on rainfall enhancement in the initial U.S. locations where our systems have been installed.

Liquidity and Capital Resources

As of December 31, 2024, we had approximately $37,000 in cash and had a working capital deficit of approximately $5.4 million. We expect to continue to incur expenses and begin to generate revenues as we continue to grow and scale our business.

In connection with the Business Combination, on December 30, 2024, RHY Management LLC (“RHY”), an affiliate of Harry You, entered into the Loan Agreement and agreed to issue a line of credit (the “LOC”) to Holdco for up to $7 million. In addition, Mr. You and his affiliate also agreed to rollover all outstanding amount that Coliseum and RWT owed to them prior to Closing (the “Rollover” under the LOC (such amounts borrowed under the LOC, together with the Rollover, the “Loan”). The Loan has an interest rate of 5%, and interest will be due and payable in arrears quarterly. As of December 31, 2024, the Company has not withdrawn any amount under the $7 million available funding under the LOC and has approximately $3.1 million in Rollover amount outstanding. Subsequent to December 31, 2024, the Company borrowed approximately $839,000 under the LOC.

Our management estimates approximately $6.3 million and approximately $62 million in expenses for our one-year and five-year business plan. These funds are expected to be used for producing units, integrating and rolling out software for the rain enhancement platform, expanding water services through the ‘land and expand’ client acquisition model, and potentially acquiring other weather technologies. Since the base technology and products are developed and proven, the need for additional capital will primarily be driven by growth in customer acquisition and projects. Our management believes that the budget can be scaled in line with the funds actually received, enabling RWT to expand its client base, deliver equipment and technology to newly acquired clients, and develop new products for the RWT platform.

We expect to fund our future development and exploration activities using the available funding under the LOC and future operating cash flow. The timing of most capital expenditures is largely discretionary. We have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. If our plans or assumptions change, we may seek additional funding through debt or other equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing our operations. Although our management continues to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Going Concern,” our management has determined that although we do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of these consolidated financial statements, we have access to funds under the LOC. Additionally, an existing shareholder has pledged financial support as necessary and has the financial ability to provide such funds, that are sufficient to fund our working capital needs over the next twelve months from the date of issuance of these consolidated financial statements.

Results of Operations

For the year ended December 31, 2024, we had net loss of approximately $4.5 million, which consisted mainly of general and administrative expenses of approximately $4.5 million and interest expense in connection with the note payable to related parties of approximately $30,000. The Company experienced higher expenses compared to previous years due to the merger completed on December 31, 2024.

For the year ended December 31, 2023, we had net loss of approximately $437,000, which consisted mainly of general and administrative expenses of approximately $410,000 and interest expense in connection with the note payable to related parties of approximately $27,000.

Cash Flows

For the year ended December 31, 2024, net cash used in operating activities was approximately $1.3 million, net cash used in investing account was approximately $46,000, and net cash provided by financing activities was approximately $1.4 million. Net loss of approximately $4.5 million was partially offset by non-cash activities, including stock-based compensation expense of approximately $2.8 million, amortization expense of approximately $12,000, and expenses paid by related parties on behalf of RWT of approximately $321,000, and also changes in operating assets and liabilities used approximately $44,000 of cash for operating activities. Cash used in investing activities consisted solely of payment for building Equipment of approximately $46,000. Cash provided by financing activities resulted from (i) issuance of RWT Class A and RWT Class B common stock of $740,000 and $125,000, respectively, (ii) cash proceeds from issuance of Holdco Class A common stock in connection with PIPE subscriptions of $700,000, and (iii) proceeds from reverse recapitalization in connection with the Business Combination, partially offset by payment of deferred financing costs of $75,000 and payment of prepaid Forward Purchase Agreement with Meteora of approximately $4.1 million.

For the year ended December 31, 2023, net cash used in operating activities was approximately $238,000, net cash used in investing account was approximately $264,000, and net cash provided by financing activities was approximately $440,000. Net loss of approximately $437,000 was affected by stock based compensation expense of approximately $3,800, amortization expense of $12,000, expenses paid by related parties on behalf of RWT of approximately $11,000, and changes in operating assets and liabilities used approximately $171,000 of cash for operating activities. Cash used in investing activities consisted solely of payment for building Equipment of approximately $264,000. Cash provided by financing activities resulted from issuance of common stock and Series A preferred stock of $1,998 and $8,000, respectively, and from the remaining proceeds of approximately $447,000 pursuant to the Note, partially offset by repayment off advances to certain officer approximately $17,000.

Patent and Consulting Agreements

Patent License

On November 21, 2022, RWT entered into a license agreement with Dr. Theodore Anderson, a plasma physicist, whereby RWT was granted an exclusive, worldwide license under certain of Dr. Anderson’s patents. The consideration paid for the license of $33,000, which was fully paid in November 2022, was recorded as a finite-lived intangible asset.

Consulting Agreement for Rainfall Ionization Equipment

In November 2022, RWT entered into a consulting agreement, which was later amended on December 8, 2022, to engage with its senior technology advisor (“Technical Advisor”). RWT agreed to pay the Technical Advisor a one-time fee upon execution of the agreement (“First-time fee”) and a consulting fee of AUD 250,000 per year (equivalent to approximately $170,000 as of the effective date), which was later revised to $186,000 in February 2025, as well as certain bonuses that will be paid upon reaching certain milestones. In May 2023, the Technical Advisor met a significant milestone in improving the design and a bonus of AUD 25,000 was paid in June 2023 (or approximately $13,000).

In connection with the consulting agreement, we also agreed to obtain from the Technical Advisor an irrevocable, perpetual, non-exclusive license under certain engineering designs in connection with rainfall ionization equipment and systems. We fully paid this amount of $83,750 in June 2023.

Related Party Transactions

Note Payable and Line of Credit from Related Parties

On February 2, 2023, RWT issued a promissory note (the “Note”) to its former CEO and Mr. You and Mr. de Masi for an aggregate amount of $600,000. The Note has an annual interest rate of 5% and is currently due on demand.

On December 30, 2024, Holdco entered into the Loan Agreement with RHY, an affiliate of Harry You, pursuant to which RHY agreed to issue an LOC to Holdco for up to $7 million, in addition to the Rollover amount described below. The Loan has an interest rate of 5%, and interest will be due and payable in arrears quarterly.

Prior to Closing, the outstanding amount that Coliseum and RWT owed to Mr. You and his affiliates are: (i) approximately $1.7 million and approximately $333,000 of advances to Coliseum and RWT, respectively, (ii) convertible note balance of $667,500 to Coliseum, and a portion under the Note discussed above of approximately $216,000 to RWT (which amount includes $200,000 in principal and approximately $16,000 in accrued interest), and (iii) an outstanding balance of $180,000 in accrued administrative fees to Coliseum, for a total of approximately $3.1 million. The Rollover amounts were assigned to and assumed by Holdco and are treated for all purposes as Loans outstanding under the Loan Agreement. The Rollover amount does not reduce the $7 million funding available to the Company under the LOC. As of December 31, 2024, we had not borrowed any of the $7 million available funding under the LOC.

Employment Agreement

On December 31, 2024, Holdco entered into a binding offer letter (the “Offer Letter”) with its new CEO, Mr. Seidl effective January 2, 2025, pursuant to which Holdco agreed to pay to the CEO (i) an annual salary of $500,000, (ii) a contingent bonus payment of $5.0 million that will be issued under a form of an unsecured note payable (the “Officer Note”) on the earlier of (x) four-year anniversary of the Officer Note, subject to the CEO’s continued service with Holdco through such date, and (y) the date of termination, if Holdco terminates the CEO’s employment without cause. Holdco and Mr. Seidl agreed to replace the Officer Note, which was not yet issued, with a retention bonus agreement to better reflect the nature of the commitment (“Retention Bonus”). As of the date of this filing, the Retention Bonus has not been issued.

Segments

We operate and manage the business as one reportable and operating segment, which is the business of developing, manufacturing and commercializing ionization rainfall generation technology. Our chief executive officer, who is the chief operating decision maker, or CODM, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance.

Off-Balance Sheet Arrangements

We did not have off-balance sheet arrangements as of December 31, 2024, and do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

The consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC.

Preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that it believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report, our management believes there was no critical accounting estimates identified during the years ended December 31, 2024 and 2023.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The assessment considers whether the financial instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the financial instruments meet all of the requirements for equity classification under ASC 815, including whether the financial instruments are indexed to our own ordinary shares, among other conditions for equity classification.

Equipment

We capitalize our cost to build its rainfall ionization equipment (the “Equipment”), including materials and allocated labor costs. In July 2023, we finished building the Equipment and transferred its capitalized cost from Construction in-process to Equipment. As soon as the Equipment is placed in service upon agreement with the customers, we will begin to depreciate those assets on a straight- line basis over the estimated useful lives of the assets, generally 10 to 15 years. At the time of retirement or other disposition of the Equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. As of December 31, 2024, no Equipment has been placed in service.

Intangible Assets

Recognized intangible assets have finite lives and include acquired licenses for market-ready technology and designs of weather modification and rainfall ionization equipment. Intangible assets acquired separately are measured on initial recognition at cost. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and accumulated impairment losses.

Intangible assets with finite lives are amortized using the straight-line method over the estimated useful economic life. The amortization period and the amortization method for an intangible asset with a finite useful life are reviewed at least at the end of each reporting period. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are considered to modify the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in the consolidated statements of operations and in the expense category that is consistent with the function of the intangible assets.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. We assess the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. As of December 31, 2024 and 2023, we did not have any intangible assets with indefinite useful lives.

Stock Compensation

Our policy is to account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU expand public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. We adopted ASU 2023-07, which did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. We are currently evaluating the impact this ASU will have on our consolidated financial statements and related disclosures.

Emerging Growth Company Status

Holdco is an emerging growth company, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.

Section 107 of the JOBS Act allows emerging growth companies to take advantage of the extended transition period for complying with new or revised accounting standards. Under Section 107, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. The Company has elected to use the extended transition period available under the JOBS Act, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

The Company will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of the Company’s registration statement on Form S-4 in connection with the Business Combination, (b) in which the Company has total annual revenue of at least $1,235,000,000, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of its common equity that is held by non-affiliates exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of Class A Common Stock held by non-affiliates exceeds $250.0 million as of the prior June 30, and (ii) the Company’s annual revenue exceeds $100.0 million during such completed fiscal year and the market value of the shares of Class A Common Stock held by non-affiliates exceeds $700.0 million as of the prior June 30. To the extent the Company takes advantage of such reduced disclosure obligations, it may also make comparison of the Company’s financial statements with other public companies difficult or impossible.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act. Therefore, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

As of December 31, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management has identified a material weakness in internal controls related to the calculation of deferred tax assets and disclosure of income taxes in accordance with FASB ASC 740 and the preparation of the Company's consolidated financial statements and footnote disclosures.. While we have processes to identify and appropriately apply applicable accounting requirements, we intend to take steps to remediate this material weakness, including plans to hire or engage a specialist to assist in the preparation of the income tax provision and disclosures. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Management has implemented steps to remediate the material weakness identified. Specifically, we expanded and improved our review process for income taxes calculation and disclosures, and hired third-party professionals with whom to consult for such issues.

There was no other change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth certain information, as of the date of this report, concerning the directors and officers of Rain Enhancement Technologies Holdco, Inc. Ages are shown as of April 15, 2025.

Name	Age	Position
Randy Seidl	61	Chief Executive Officer and Director
Oanh Truong	36	Interim Chief Financial Officer
Christopher Riley	59	Director
Harry You	64	Director
Alexandra Steele	57	Director
Lyman Dickerson	80	Director
Marcus Peperzak	76	Director
Bob Reardon	60	Director

Executive Officers

Randy Seidl has served as Chief Executive Officer and as a director since January 2, 2025. In 2020, Mr. Seidl founded and continues to serve as Chairman of Sales Community, a sales social network with a mission to add value to technology sales professionals. In 2016, he founded and continues to serve as Chairman of Top Talent Recruiting, a boutique contingency-based recruiting business. In 2013, he founded and continues to serve as Chairman of Revenue Acceleration to help tech companies accelerate revenue growth. From 2009 to 2013, Mr. Seidl served as Sr. Vice President/General Manager of Hewlett Packard’s Americas and U.S. Enterprise Group. From 2006 to 2009, he served as Sr. Vice President/General Manager of Sun Microsystems’ North America business and as Vice President/General Manager for Financial Services. From 2004 to 2006, he served as Vice President/General Manager of East Region at StorageTek. From 2003 to 2004, he served as Chief Executive Officer and director at Permabit, from 2000 to 2003 was co-founder and Executive Vice President of GiantLoop, and from 1996 to 1999 was Chairman and Chief Executive Officer of Workgroup Solutions. He began his career at EMC Corporation, employee #33, holding various domestic and international positions including Vice President of Open Systems Sales for North America, from 1985 to 1996. Mr. Seidl has served on as a director of Ondas Holdings Inc. (Nasdaq: ONDS) since 2020. Since 2015, Mr. Seidl has served as director of Data Dynamics, a leader in enterprise data management, and since 2016 a director of ISG, the leader in claim and litigation support services for insurance and legal communities. He previously served as director of Datawatch Corporation (2015-2018, Nasdaq: DWCH, acquired by Altair). He continues to serve on the advisory boards and consults with ZoomInfo, AuctusIQ, TitanX, Sandler, and others. Mr. Seidl is a graduate of Boston College’s Carroll School of Management. Mr. Seidl serves as a Trustee Associate on Boston College’s Board of Trustees and on the Board of Trustees of St. Sebastian’s School. He is also a member of CEO (Chief Executives Organization) and YPO (Young Presidents’ Organization) and is active with other charities. We believe Mr. Seidl’s experience in senior leadership positions at public technology companies makes him well-qualified to serve as our Chief Executive Officer and as a director.

Oanh Truong has served as the interim Chief Financial Officer of Rain Enhancement Technologies Holdco, Inc. since the Company went public on December 31, 2024. Previously, Ms. Truong was the Chief Financial Officer of Coliseum Acquisition Corp. from July 2023 to December 2024 and the interim Chief Executive Officer of Coliseum from November 2024 to December 2024. Ms. Truong is also the controller at Berto LLC, a position she has held since June 2023, and has been the controller of dMY Squared Technology Group, Inc., a special purpose acquisition company, since February 2022. Ms. Truong brings eight years of financial consulting and management experience to the Company. Prior to joining Coliseum, from June 2014 to May 2023, Ms. Truong held roles of increasing seniority, and ultimately became a director at WilliamsMarston, a boutique accounting advisory firm serving pre-IPO, public and private equity-backed growth companies on a variety of technical accounting, SEC reporting and capital markets transactions. Ms. Truong holds an M.A. in Professional Accounting from University of Texas at Arlington and a B.A. in Finance from California State University at Fullerton, where she graduated cum laude at both.

Directors

Harry L. You has served as the Chairman of the Board of Rain Enhancement Technologies Holdco Inc. since the Company went public on December 31, 2024. Previously, Mr. You was the Chairman of the Board of Coliseum Acquisition Corp. from June 2023 to December 2024, and interim Chief Executive Officer and interim Chief Financial Officer of Coliseum from June 2023 to July 2023. Mr. You has also served as Chairman of the Board and a Director of dMY Squared Technology Group, Inc., a special purpose acquisition company, since March 2022, as well as Chief Financial Officer since February 2022. From March 2022 until his resignation in March 2023, Mr. You also served as Co-Chief Executive Officer of dMY Squared Technology Group, Inc. He has also been a member of the Audit Committee of Broadcom Inc. since January 2019 as well as Chairman of the Compensation Committee and a member of the Executive Committee of the board of directors of Broadcom. Previously, he was Chief Financial Officer from September 2016 to August 2019 and President in May 2019 and from September 2016 to February 2019 of GTY, a software as a service company that offers cloud-based solutions for the public sector. He was Executive Vice President in the Office of the Chairman of EMC Corporation (“EMC”) from 2008 to 2016. When Mr. You joined EMC in 2008, he oversaw corporate strategy and new business development, including mergers and acquisitions, joint ventures and venture capital activity. He was Chief Executive Officer from 2005 to 2007 and Interim Chief Financial Officer from 2005 to 2006 of BearingPoint Inc. He was Executive Vice President and Chief Financial Officer of Oracle Corporation from 2004 to 2005. Prior to joining Oracle, he held several key positions in finance, including as Chief Financial Officer of Accenture Ltd. and managing director in the Investment Banking Division of Morgan Stanley. He also served as a trustee of the U.S. Olympic Committee Foundation from 2016 to 2022. Mr. You also served as a director of IonQ, Inc. from October 2021 to February 2025. Mr. served as Vice Chairman of the board of GTY from February 2019 to July 2022 and as director of Coupang, Inc. from January 2021 to June 2023, Genius Sports Limited from April 2021 to December 2022, Rush Street Interactive, Inc. from September 2019 to June 2022, dMY Technology Group, Inc. II (a special purpose acquisition company) from June 2020 to April 2021, dMY Technology Group, Inc. IV (a special purpose acquisition company) from December 2020 to April 2023, and Korn/Ferry International from 2005 to 2016. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College. We believe Mr. You is well qualified to serve as a member of the Board due to his extensive and varied deal experience throughout his career, including his experience structuring Dell Technologies Inc.’s $67 billion acquisition of EMC as EMC’s Executive Vice President, and his network of contacts in the technology sector.

Alexandra Steele has served on the Board as an independent director of Rain Enhancement Technologies Holdco Inc. since the Company went public on December 31, 2024. Ms. Steele is an Emmy-nominated broadcast meteorologist with over 20 years of experience. She has her Graduate Certificate in Climate Adaptation and is currently finishing her Masters degree in Climatology. She recently concluded an engagement as a host at Yale Climate Connections and since 2015 has served as an on-air freelance meteorologist. From 2015 to 2024, she served as an on-air meteorologist for CBS 46 WGCL-TV. From 2011 to 2014, she was an on-air meteorologist for CNN, from 2003 to 2010, she was the weekday prime time on-air anchor for The Weather Channel, and from 1999 to 2003, she was the weekday morning on-air meteorologist at WJLA. As a broadcast meteorologist, she has extensive breadth and depth of experience in live network coverage from hurricanes, tornadoes, and blizzards, as well as live weather coverage of major sporting events. In addition, she has traveled and produced weather and climate stories around the world. Ms. Steele has served as a member of The American Meteorological Society since 1998 and was issued The American Meteorological Society Seal of Approval in 1999. She received her Bachelor degree in History of Art and Architecture from Brown University, her Masters degree in Broadcast Journalism from the Medill School of Journalism at Northwestern University, and completed her Meteorology Studies at Fairfield University and Western Connecticut State University. We believe Ms. Steele is qualified to serve as a member of the Board because of her more than twenty years of experience and deep expertise in meteorology and climatology.

Lyman Dickerson has served on the Board as an independent director of Rain Enhancement Technologies Holdco Inc. since the Company went public on December 31, 2024. Mr. Dickerson serves on the board of Ecolutia Services AG, a Swiss privately held industrial water treatment company providing services worldwide. Mr. Dickerson is a co-founder of Ecolochem, Inc., a provider of outsourced industrial water treatment services for a wide range of industries including power, refining, chemical, pulp and paper, automotive, electronics, and pharmaceuticals, and served as Ecolochem’s President and Chief Executive Officer from 1973 to 2003. In November 2003, Ecolochem was sold to Ionics, Inc., and Mr. Dickerson subsequently became a Vice President of Ionics, with responsibility for Ionics’ Ecolochem and industrial water divisions. In February 2005, Ionics was acquired by General Electric. Mr. Dickerson has previously served on the Board of Directors for Ionics (from February 2004 to February 2005) and Ecolochem. He received a B.A. from East Carolina University and a Master in Business Administration (MBA) from the University of Miami. We believe Mr. Dickerson is qualified to serve as a member of the Board because of his more than thirty years of operating experience in the water industry, including as CEO of the largest outsourced water services provider to the U.S. power industry.

Christopher Riley has served as a member of the board of directors of Rain Enhancement Technologies Holdco, Inc. since the Company went public on December 31, 2024. Previously, Mr. Riley served as interim Co-Chief Executive Officer of Holdco from December 31, 2024 until January 30, 2025, and as Chief Executive Officer of RWT from June 21, 2024 until January 30, 2025 and a member of its board of directors from October 7, 2024 until December 31, 2024. Currently, Mr. Riley is the Chief Revenue Officer of Xerox IT Solutions, a position he has held since January 2025. Additionally, Mr. Riley’s company, Winning Edge Advisors, has provided consulting services since November 2023, and has served and will continue to serve as a strategic consultant to ITsavvy, a private equity firm backed by GenNx360 Capital Partners. Mr. Riley served as the President, Worldwide Field Operations for DataRobot from July 2022 to November 2023. During his tenure, Mr. Riley restructured the company and set it on a path to profitability, improving the GDR by over 50%, while also driving the largest and most strategic ARR opportunities to closure in Asia, Europe, the Middle East and North America. He rebuilt the business development and global partner organizations and signed strategic partnership agreements with AWS, MSFT and Google Cloud. Mr. Riley served as the chief revenue officer of Automation Anywhere and strategic advisor to the CEO from June 2020 to August 2023. Mr. Riley restructured the GTM organization and worked to right-size the company to drive towards profitability. Mr. Riley held several executive roles at Dell, Dell/EMC and EMC (NYSE: Dell, formerly NYSE: EMC) including President Americas Sales and Customer Operations, President Dell Technologies Select and SVP Global Alliances from February 2014 to June 2020. During this period of time, Mr. Riley led the $20B+ Americas business through one of the largest and most successful technology acquisitions of all time. During his time leading this organization the company grew faster than the market and took unprecedented market share from competitors. Mr. Riley was personally engaged in driving some of the largest and most strategic deals in company history. Mr. Riley served as the Americas Vice President and General Manager for HP (formerly NYSE:HP) from January 2008 to January 2014. Mr. Riley served as the vice president and general manager for McData from 2003 to 2006 prior to its acquisition by Brocade. Mr. Riley served as the Senior Vice President and Co-Founder of Centrepath from 2000 to 2003 and prior to that as the President of Network Service for Comdisco from 1999 to 2000. Mr. Riley started his career at EMC in 1987 until 1999 serving in various senior sales leadership roles. Mr. Riley holds a B.S. in Finance from the University of Connecticut. Mr. Riley spent twelve years serving on the University of Connecticut’s Foundation Board from 2001 to 2013. We believe Mr. Riley is well-qualified to serve as a member of the Board due to his more than three decades of experience across various technology sectors (IT, Cloud, Security, Automation and AI), and his proven track record of driving revenue growth, gross margin expansion, ecosystem partnerships and fostering lasting customer relationships.

Marcus “Marc” Peperzak has served on the Board as an independent director of Rain Enhancement Technologies Holdco Inc. since April 1, 2025. Mr. Peperzak is currently the Executive Chairman & Founder of Aurora Organic Dairy, a position he has held since 2003. Aurora Organic Dairy is the nation’s leading organic private-label dairy supplier. Mr. Peperzak founded Aurora Dairy Corporation in 1976, which became one of the leading and largest dairy operators in the United States. In 2003, Mr. Peperzak focused Aurora Dairy Corporation exclusively on organic dairy production, ultimately resulting in the founding of Aurora Organic Dairy. Prior to establishing Aurora Organic Dairy, Mr. Peperzak was a co-founder and active Chairman of Horizon Organic Dairy, the nation’s leading branded organic dairy producer. Mr. Peperzak has also served as an international dairy industry consultant in Oman, Pakistan, Iran, Mexico, Belize and Russia. Throughout his career, Mr. Peperzak has served on numerous non-profit and corporate boards, and has assisted in the creation of several businesses. Mr. Peperzak was the founding director of First Bank of Idaho, GF&C and Headwaters MB. Mr. Peperzak received a dual Bachelor of Science degree in Business and Engineering from the University of California at Berkeley. We believe that Mr. Peperzak’s board experience and expertise in business development qualifies him to effectively serve as a member of our Board.

Robert “Bob” Reardon has served on the Board as an independent director of Rain Enhancement Technologies Holdco Inc. since April 1, 2025. Mr. Reardon is currently the Chief Executive Officer of ISG, a nationally recognized company providing comprehensive Investigation Management, Medical Management / Clinical Services, and Record Management Solutions for the insurance industry, a position he has held since December 2007. Mr. Reardon is also actively involved in a number of non-profit organizations and serves on several boards. He is a member of the Board of Directors for Newton Country Day School of the Sacred Heart, where he serves as Development Chair, and he also serves on the Board of Saint Sebastian’s School. We believe that Mr. Reardon’s leadership experience and strategic vision qualify him to serve as a member of our Board.

Number, Terms of Office and Appointment of Directors and Officers

The Board consists of seven members, which are divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to Holdco’s first and second annual meeting of shareholders) serving a 3-year term. The term of office of the first class of directors will expire at Holdco’s first annual meeting of shareholders. The term of office of the second class of directors will expire at Holdco’s second annual meeting of shareholders. The term of office of the third class of directors will expire at Holdco’s third annual meeting of shareholders.

Holdco’s officers are appointed by the Board and will serve at the discretion of the Board, rather than for specific terms of office. The Board is authorized to appoint persons to the offices set forth in the A&R Articles and/or A&R Bylaws as it deems appropriate.

Role of the Board in Risk Oversight

The Board’s role in risk oversight at the Company is consistent with its leadership structure, with the Executive Chairperson, CEO, President and other members of senior management having responsibility for assessing and managing Holdco’s risk exposures, and the Board and its committees providing oversight in connection with those efforts and attempts to mitigate identified risks. As part of the Board’s meetings, the Board will review and seek to assess on an ongoing basis the risks faced by Holdco in executing its business plans. These risks include business, operational, technological, cybersecurity, financial and liquidity risks. The Board will periodically receive updates from management on the primary risks facing Holdco and the measures that Holdco is taking to mitigate such risks.

The Board also dedicates time to review and consider the relevant risks that need to be addressed at the time of any Board meeting. In addition to the full Board, the Audit Committee plays an important role in the oversight of Holdco’s risk management processes, as well as assessing Holdco’s and RWT’s major financial risk exposures. The Compensation Committee is charged with reviewing Holdco’s and RWT’s compensation policies and practices and confirming that they do not encourage risk taking in a manner that would have a material adverse impact on Holdco. The Nominating and Corporate Governance Committee is responsible for overseeing risks related to Holdco’s and RWT’s governance processes. Each of the Board’s committees reports its findings to the full Board for consideration.

Director Independence

Nasdaq listing rules generally require that a majority of a listed company’s board of directors be independent within one year of listing. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.  The Board has determined that Alexandra Steele, Lyman Dickerson, Marcus Peperzak and Bob Reardon are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules.

Committees of the Board of Directors

The Board has three standing committees — an audit committee, a compensation committee and a nominating and corporate governance committee, each comprised of independent directors.

Audit Committee

The audit committee consists of Lyman Dickerson, Marcus Peperzak and Bob Reardon. Each of the members of the audit committee must qualify as independent directors under the Nasdaq corporate governance standards and the independence requirements of Rule 10A-3 under the Exchange Act, be financially literate, and at least one member of the audit committee must qualify as an “audit committee financial expert” as defined in applicable SEC rules and must have accounting or related financial management expertise. The Board has determined that each member of the audit committee is independent under Nasdaq listing rules and Rule 10A-3 of the Exchange Act, is financially literate and that Lyman Dickerson and Bob Reardon each qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in Holdco’s annual meeting proxy statement and to assist the Board in overseeing and monitoring (1) the quality and integrity of the financial statements, (2) compliance with legal and regulatory requirements, (3) Holdco’s independent registered public accounting firm’s qualifications and independence, (4) the performance of Holdco’s internal audit function and (5) the performance of Holdco’s independent registered public accounting firm.

The Board has adopted a written charter for the audit committee, which is available on Holdco’s website.

Compensation Committee

Holdco has a compensation committee, consisting of solely independent directors. The compensation committee consists of Alexandra Steele and Lyman Dickerson. The Board has determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq.

The purpose of the compensation committee is to assist the Board in discharging its responsibilities relating to (1) setting Holdco’s compensation program and compensation of its executive officers and directors, (2) monitoring Holdco’s incentive and equity-based compensation plans, (3) approving and modifying, as needed, clawback policies allowing Holdco to recoup improper compensation paid to employees, and (4) preparing the compensation committee report required to be included in Holdco’s proxy statement under the rules and regulations of the SEC.

The Board has adopted a written charter for the compensation committee which is available on Holdco’s website.

Nominating and Corporate Governance Committee

Holdco has a nominating and corporate governance committee, consisting solely of independent directors. The nominating and corporate governance committee consists of Alexandra Steele and Lyman Dickerson. The Board has determined that each of the members of the nominating and corporate governance committee satisfies the independence requirements of Nasdaq.

The purpose of the nominating and corporate governance committee is to assist the Board in discharging its responsibilities relating to (1) identifying individuals qualified to become Board members, consistent with criteria approved by the Board, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders, (3) identifying Board members qualified to fill vacancies on any Board committee and recommending that the Board appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the Board corporate governance principles applicable to Holdco, (5) overseeing the evaluation of the Board and management and (6) handling such other matters that are specifically delegated to the committee by the Board from time to time.

The Board has adopted a written charter for the nominating and corporate governance committee which is available on Holdco’s website.

Code of Ethics

We maintain a Code of Ethics that is applicable to all of our directors, officers and employees. The Code of Ethics sets forth standards of ethical business conduct, including conflicts of interest, compliance with applicable laws, rules and regulations, timely and truthful disclosure, and reporting mechanisms for illegal or unethical behavior. The Code of Ethics also satisfies the requirements for a code of ethics as defined by Item 406 of Regulation S-K promulgated by the SEC. If the Company were to amend or waive any provision of the Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above, rather than by filing a Current Report on Form 8-K. Amendments and waivers to the Code of Ethics must be approved by our Board or a Board Committee and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website. The Code of Ethics is available on the Investor Relations page of the Company’s website, https://rainwatertech.com/. The contents of our website are not incorporated in or otherwise to be regarded as a part of this Annual Report.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations (the “Insider Trading Policy”). It is also the policy of the Company to comply with all applicable securities laws when transacting in its own securities. A copy of our Insider Trading Policy is attached as an exhibit to this Annual Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act during the fiscal year ended December 31, 2024 through the date of this Annual Report, except for the Form 3 reporting the initial securities ownership of Robert Reardon upon his appointment to the Board in April 2025.

Item 11. Executive Compensation.

Director and Officer Compensation of RWT Prior to the Business Combination

This section discusses the material components of the fiscal year 2024 executive compensation programs for the executive officers of RWT who were “named executive officers” for 2024. For information regarding the compensation programs of Holdco following the completion of the Business Combination, which may differ materially from the programs summarized or referred to in this discussion, see “- Director and Officer Compensation of Holdco.”

Introduction

The primary objective of RWT’s executive compensation program is to attract and retain talented executives to effectively manage and lead the company.

RWT’s named executive officers for 2024 were:

●	Paul T. Dacier, Executive Chairman

●	Chris Riley, Chief Executive Officer

Summary Compensation Table

No named executive officer received compensation for services rendered to RWT during 2024. RWT’s non-employee directors did not receive any compensation from RWT during 2024. On August 22, 2024, the RWT Board approved the adoption of an equity incentive plan (the “2024 Equity Incentive Plan”). Prior to the Business Combination closing, the 2024 Equity Incentive Plan allowed up to 2,000 shares of RWT’s Class A common stock, with an exercise price of not less than 100% of the fair market value on the date the awards are granted.

RWT Executive Employment Agreement

On June 26, 2024, RWT entered into an employment agreement (the “Employment Agreement”) with Christopher Riley for the position of Chief Executive Officer. The Employment Agreement was terminated effective as of January 30, 2025, as discussed in more detail below. While in effect, the Employment Agreement provided for “at-will” employment and became effective on December 10, 2024 (the “Effective Date”). Prior to the Effective Date, Mr. Riley was to be compensated at an hourly rate for services performed relating to the Company’s commercial operation (the “Hourly Services”). After the Effective Date, Mr. Riley was to be paid an annual base salary of $500,000, paid in accordance with RWT’s customary payroll practices. Mr. Riley’s base salary was subject to review after RWT has generated at least $100 million in revenue in any fiscal year, and he was eligible for an annual cash bonus of up to 200% of his base salary contingent on Company and personal performance goals established by the board of directors or the compensation committee of the board of directors. In addition, the Employment Agreement provided that, within 90 days following the Effective Date, RWT would issue to Mr. Riley a bonus retention note in the principal amount of $5,000,000, bearing interest at the applicable federal rate published by the Internal Revenue Service for instruments having a term between 3 and 9 years. The outstanding principal balance of the note and accrued unpaid interest would be due and payable on the four-year anniversary of the Effective Date, contingent on Mr. Riley’s continued employment. The payment of the note is subject to acceleration upon termination of Mr. Riley’s employment without Cause (as defined in the Employment Agreement) following the one year anniversary of the Business Combination Closing Date, or upon a change of control of RWT. Following the Effective Date, and upon approval by the compensation committee of the board of directors, the Employment Agreement provided that Mr. Riley would be granted an option to purchase a number of shares of RWT Class A Common Stock equal to 8% of RWT’s fully diluted outstanding shares at such time, at an exercise price equal to the greater of (i) the per share value of the RWT Class A Common Stock at a $200,000,000 valuation and (ii) the fair market value of the RWT Class A Common Stock on the date of grant. Mr. Riley’s options will vest as follows: (x) 50% on the one-year anniversary of Mr. Riley beginning to provide the Hourly Services and (y) 50% on the two-year anniversary of the Closing Date. Mr. Riley was not granted any Options pursuant to the Employment Agreement before his resignation.

Upon termination of Mr. Riley’s employment, pursuant to the Employment Agreement, he would be entitled to be paid his unpaid base salary through the termination date, unreimbursed business expenses, and any vested non-forfeitable amounts owing or accrued as of the termination date, in each case in accordance with RWT’s policies and practices. In addition, (i) in the event that Mr. Riley’s employment is terminated by RWT without Cause, then RWT will pay Mr. Riley an amount in cash equal to 12 months of his then-current base salary in equal installments over the 12-month period following his termination (the “Severance Payment”), and (ii) in the event Mr. Riley’s employment is terminated by RWT without Cause upon or within 12 months following a Change in Control (as defined in RWT’s incentive plan), provided such Change in Control constitutes a change in control under Section 409A of the Internal Revenue Code, then, in addition to the Severance Payment, any unvested equity awards will immediately vest and become exercisable. Such Severance Payment and award vesting acceleration are further conditioned upon Mr. Riley executing a general release of claims within 60 days following termination.

Pursuant to the Employment Agreement, Mr. Riley was also eligible to participate in the Company’s benefit plans and programs, including vacation and health insurance.

On January 29, 2025, Mr. Riley, Holdco and RWT entered into a letter agreement whereby Mr. Riley resigned as Co-Chief Executive Officer of Holdco and RWT effective as of January 30, 2025 (the “Termination Letter”). Pursuant to the Termination Letter, in lieu of all other compensation and payments of any kind due and payable under the Employment Agreement, Mr. Riley will be paid for consulting services rendered in an amount of $124,500, payable in 18 monthly installments beginning in February 2025. Additionally, conditioned on approval by the Compensation Committee of the Board, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A Common Stock of the Company vesting one year from the date of grant.

Director and Officer Compensation of Holdco

Employment Agreements

On December 31, 2024, the Closing Date of the Business Combination, Holdco and Randy Seidl entered into the Offer Letter, pursuant to which Mr. Seidl was offered, and accepted, the position of Chief Executive Officer of Holdco. Pursuant to the Offer Letter, Mr. Seidl’s annual base salary is $500,000, paid in accordance with Holdco’s normal payroll practice. Further, the Offer Letter provides that Mr. Seidl will be eligible to earn an annual bonus with a target of 200% of base salary, based upon mutually agreed performance objectives and the terms and conditions of Holdco’s annual bonus program in effect from time to time. The Offer Letter provides that within 30 days of the effective date of the offer letter, Holdco shall issue to Mr. Seidl the Officer Note with a four-year term with a face value of $5,000,000, which shall accrue interest at a rate equal to the applicable federal rate most recently published by the IRS as of the date of the Officer Note and which shall become due and payable on the earlier to occur of (x) the four-year anniversary of the date of the Officer Note, subject to Mr. Seidl’s continued service with Holdco through such date, (y) if Holdco terminates Mr. Seidl’s employment without cause following the Business Combination, the date of such termination, and (z) the date on which a change in control is consummated.

Mr. Seidl will be eligible to participate in Holdco’s comprehensive employee benefit offerings, including a 401(k) plan and various health and welfare benefits. The Offer Letter also provides that Mr. Seidl will be eligible to participate in any additional executive-level plans that Holdco may adopt for similarly situated employees.

Mr. Seidl’s employment with Holdco is “at-will,” meaning either Holdco or Mr. Seidl may terminate Mr. Seidl’s employment at any time for any reason. Upon termination, Mr. Seidl will be entitled to any earned but unpaid base salary and reimbursement of any expense properly incurred through the date of termination, and, if Mr. Seidl is terminated by Holdco without cause, payment of the Officer Note.

Holdco and Mr. Seidl agreed to replace the Officer Note, which was not yet issued, with the Retention Bonus to better reflect the nature of the commitment. As of the date of this filing, the Retention Bonus has not been issued.

Overview of Anticipated Executive Compensation Program

Decisions with respect to the compensation of Holdco’s executive officers, including our named executive officers, will be made by the compensation committee of the Board. The following discussion is based on the present expectations as to the compensation of our named executive officers and directors for 2025. The actual compensation of our named executive officers will depend on the judgment of the members of the compensation committee and may differ from that set forth in the following discussion. Such compensation will also generally be governed by our executive officers’ employment agreements, as in effect from time to time, including as described above.

We expect Holdco’s executive compensation program will be designed to:

●	attract, retain and motivate senior management leaders who are capable of advancing RWT’s mission and strategy and, ultimately, creating and maintaining its long-term equity value. Such leaders must engage in a collaborative approach and possess the ability to execute its business strategy in an industry characterized by competitiveness and growth;

●	reward senior management in a manner aligned with Holdco’s financial performance; and

●	align senior management’s interests with Holdco’s equity owners’ long-term interests through equity participation and ownership.

We anticipate that compensation for our executive officers will have the following components: base salary, cash bonus opportunities, equity compensation, employee benefits, and severance protections. Base salaries, employee benefits, and severance protections will be designed to attract and retain senior management talent. We will also use annual cash bonuses and equity awards to promote performance-based pay that aligns the interests of our named executive officers with the long-term interests of our stockholders and enhances executive retention.

Other Compensation and Benefits

Holdco expects to offer various employee benefit plans to employees, including its named executive officers, including certain insurance benefits, as well as the 401(k) profit sharing plan. We may also provide our named executive officers with perquisites and personal benefits that are not generally available to all employees.

Director Compensation

Effective as of April 4, 2025, the Board adopted a form of Director Agreement to govern the terms of service and compensation of the Company’s non-employee directors (the “Director Agreement”). Under the Director Agreement, members of the Board will receive compensation for service on the Board and on committees of the Board consisting of the following: (i) subject to approval by the Board and compensation committee of the Board, a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) at the beginning of each year of service, and subject to approval by the Board and the compensation committee of the Board, a grant of restricted stock, with the number of shares determined by dividing $100,000 by the closing price of the Company’s Class A Common Stock as reported on the Nasdaq Stock Market LLC on the date of the grant. The restricted stock granted pursuant to the Director Agreement will vest in full on the first anniversary of the grant date, subject to acceleration in accordance with the terms of the restricted stock award or the Company’s 2024 Incentive Award Plan.

The Company has entered into Director Agreements with each of Lyman Dickerson, Alexandra Steele, Christopher Riley, Marcus Peperzak, and Robert Reardon. The terms of the Director Agreements are consistent with the Company’s standard form of Director Agreement described above, except with respect to the grants of restricted stock to Mr. Dickerson and Mr. Riley, which are as follows: (i) subject to approval by the Board and the Compensation Committee, in lieu of an annual grant of restricted stock, Mr. Dickerson will receive an initial grant of restricted stock equal to the number of shares determined by dividing $2,000,000 by the closing price of the Class A Common Stock on the date of grant, and such grant of restricted stock will vest in full on the third anniversary of the grant date, subject to acceleration in accordance with the terms of the restricted stock award or the Company’s 2024 Incentive Award Plan, and (ii) subject to approval by the Board and the Compensation Committee, Mr. Riley will receive an annual grant of restricted stock equal to the number of shares determined by dividing $50,000 by the closing price of the Class A Common Stock on the date of grant.

The grants of restricted stock to each of Mr. Dickerson, Ms. Steele, Mr. Riley, Mr. Peperzak, and Mr. Reardon pursuant to the Director Agreements were deferred by the Board.

Holdco Incentive Plan

On December 19, 2024, prior to the completion of the Business Combination, Holdco’s sole director and sole shareholder approved the Rain Enhancement Technologies Holdco, Inc. 2024 Equity Incentive (the “2024 Incentive Plan”) under which Holdco may grant equity and equity-based incentive awards to officers, employees, non-employee directors and consultants. Pursuant to its terms, the 2024 Incentive Plan became effective on December 31, 2024, upon the Closing.

Administration. The Compensation Committee of the Board (the “Committee”) will administer the 2024 Incentive Plan. The Committee will generally have the authority to designate participants, determine the type or types of awards to be granted to a participant, determine the terms and conditions of any agreements evidencing any awards granted under the 2024 Incentive Plan, accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards and to adopt, alter and repeal rules, guidelines and practices relating to the 2024 Incentive Plan. The Committee will have full discretion to administer and interpret the 2024 Incentive Plan and to make any other determinations and/or take any other action that it deems necessary or desirable for the administration of the 2024 Incentive Plan, and any such determinations or actions taken by the Committee shall be final, conclusive and binding upon all persons and entities. The Committee may delegate to one or more officers of Holdco or any affiliate the authority to act on behalf of the Committee with respect to any matter, right, obligation or election that is the responsibility of or that is allocated to the Committee in the 2024 Incentive Plan and that may be so delegated as a matter of law, except for grants of awards to persons subject to Section 16 of the Exchange Act.

Eligibility. Certain employees, directors, officers, advisors or consultants of Holdco or its affiliates are eligible to participate in the 2024 Incentive Plan.

Number of Shares Authorized. Holdco has initially reserved 747,168 shares of Class A Common Stock for the issuance of awards under the 2024 Incentive Plan. The number of shares reserved for issuance under the 2024 Incentive Plan will increase automatically on January 1 of each of 2025 through 2034 by the number of shares equal to 5.0% of the total number of outstanding shares (rounded down to the nearest whole share) of Class A Common Stock as of December 31 of the immediately preceding year. Notwithstanding anything to the contrary in the 2024 Incentive Plan, no more than the number of shares of Class A Common Stock initially reserved under the 2024 Incentive Plan may be issued pursuant to the exercise of incentive stock options (“ISOs”) under the 2024 Incentive Plan.

Shares of Class A Common Stock underlying awards under the 2024 Incentive Plan that are forfeited, canceled, expire unexercised or are settled in cash will be available again for new awards under the 2024 Incentive Plan. If there is any change in Holdco’s corporate capitalization, the Committee in its sole discretion may make substitutions or adjustments to the number of shares of Class A Common Stock reserved for issuance under the 2024 Incentive Plan, the number of shares of Class A Common Stock covered by awards then outstanding under the 2024 Incentive Plan, the limitations on awards under the 2024 Incentive Plan, the exercise price of outstanding options and such other equitable substitutions or adjustments as it may determine appropriate.

The 2024 Incentive Plan has a term of 10 years from the Closing, and no further awards may be granted under the 2024 Incentive Plan after that date.

Awards Available for Grant. The Committee may grant awards of nonqualified stock options, incentive stock options (“ISOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), other stock-based awards, other cash-based awards, dividend equivalents, and/or performance compensation awards or any combination of the foregoing.

Stock Options and Stock Appreciation Rights. Stock options provide for the purchase of shares of Class A Common Stock in the future at an exercise price set on the grant date. ISOs, in contrast to nonqualified stock options, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Internal Revenue Code of 1986, as amended, are satisfied. SARs entitle their holder, upon exercise, to receive from us an amount in cash or shares equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a stock option or SAR may not be less than 100% of the fair market value of the underlying share on the grant date (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute awards granted in connection with a corporate transaction. The term of a stock option or SAR may not be longer than 10 years from grant (or five years in the case of ISOs granted to certain significant stockholders).

RSAs. RSAs are an award of nontransferable shares of Class A Common Stock that are subject to certain vesting conditions and other restrictions.

RSUs. RSUs are contractual promises to deliver shares of Class A Common Stock in the future, which may also remain forfeitable unless and until specified conditions are met and may be accompanied by the right to receive the equivalent value of dividends paid on shares of common stock prior to the delivery of the underlying shares (i.e., dividend equivalent rights). The Committee may provide that the delivery of the shares underlying RSUs will be deferred if such delivery would result in a violation of applicable law. The terms and conditions applicable to RSUs will be determined by the Committee, subject to the conditions and limitations contained in the 2024 Incentive Plan.

Other Stock or Cash-Based Awards. Other stock or cash based awards are awards of cash, fully vested shares of Class A Common Stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of Class A Common Stock. Other stock or cash based awards may be granted to participants and may also be available as a payment form in the settlement of other awards or as standalone payments.

Dividend Equivalents. Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of Class A Common Stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of the dividend record dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the Committee; however, dividend equivalents will not be payable unless and until the underlying award becomes payable and will be subject to forfeiture to the same extent as the underlying award.

Performance Awards. Performance awards granted pursuant to the 2024 Incentive Plan may be in the form of a cash bonus, or an award of performance shares or performance units denominated in shares of Class A Common Stock, that may be settled in cash, property or by issuance of those shares subject to the satisfaction or achievement of specified performance conditions.

Transferability. Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance will be void and unenforceable against Holdco or its affiliates. The Committee, however, may permit awards (other than ISOs) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Amendment and Termination; Repricing. In general, the Board may amend, alter, suspend, discontinue or terminate the 2024 Incentive Plan at any time. However, stockholder approval to amend the 2024 Incentive Plan may be necessary if applicable law or the 2024 Incentive Plan so requires. No amendment, alteration, suspension, discontinuance or termination will materially and adversely impair the rights of any participant or recipient of any award without the consent of the participant or recipient. Stockholder approval will not be required for any amendment that reduces the exercise price of any stock option or SAR, or cancels any stock option or SAR that has an exercise price that is greater than the then-current fair market value of Class A Common Stock in exchange for cash, other awards or stock options or SARs with an exercise price per share that is less than the exercise price per share of the original stock options or SARs.

Adjustments; Corporate Transactions. In the event of certain capitalization events or corporate transactions (as set forth in the 2024 Incentive Plan), including the consummation of a merger or consolidation of Holdco with another corporation, the Committee may adjust the number of shares of Class A Common Stock or other securities of Holdco (or number and kind of other securities or other property) subject to an award, the exercise or strike price of an award, or any applicable performance measure, and may provide for the substitution or assumption of outstanding awards in a manner that substantially preserves the terms of such awards, the acceleration of the exercisability or lapse of restrictions applicable to outstanding awards and the cancellation of outstanding awards in exchange for the consideration received by stockholders of Holdco in connection with such transaction.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth beneficial ownership of Class A Common Stock and Class B Common Stock by:

●	each person who is known to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock;

●	Each of Holdco’s current named executive officers and directors; and

●	All executive officers and directors of Holdco, as a group.

The information below is based on an aggregate of 7,528,761 shares of Class A Common Stock and 57,752 shares of Class B Common Stock issued and outstanding as of April 15, 2025. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options, warrants, and other derivative securities that are currently exercisable or exercisable within 60 days. In the table below, shares issuable upon the exercise of Options that are currently exercisable or exercisable within 60 days are considered outstanding and beneficially owned by the person holding such Options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, percentages presented in the table may not sum to 100%.

Voting power represents the combined voting power of shares of Class A Common Stock and Class B Common Stock owned beneficially by such person. On all matters to be voted upon, holders of Class A Common Stock will be entitled to cast one vote per share and holders of Class B Common Stock will be entitled to cast 15 votes per share. Generally, holders of all classes of common stock vote together as a single class.

Unless otherwise indicated, Holdco believes that all persons named in the table below have sole voting and investment power with respect to all shares of voting shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock	% of Class	Number of Shares of Class B Common Stock	% of Class	% Total Voting Power
5% Holders
Harry L. You(2)	2,886,343	32.20%	23,101	40.00%	32.89%
Paul T. Dacier(3)	1,861,277	24.72%	18,481	32.00%	25.47%
Coliseum Acquisition Sponsor LLC(4)	1,017,155	13.15%	—	—	12.12%
Stevenson School(5)	500,000	6.64%	—	—	5.96%
ColoredRings LLC(6)	450,000	5.98%	—	—	5.36%
Niccolo de Masi(7)	809,118	9.81%	16,170	28.00%	11.54%
Meteora Capital, LLC(8)	755,330	10.03%	—	—	9.00%

Holdco Directors and Executive Officers
Christopher Riley	—	—	—	—	—
Randy Seidl	—	—	—	—	—
Oanh Truong	—	—	—	—	—
Harry L. You(2)	2,886,343	32.20%	23,101	40.00%	32.89%
Alexandra Steele	—	—	—	—	—
Lyman Dickerson	17,564	*	—	—	*
Marcus Peperzak	—	—	—	—	—
Bob Reardon	—	—	—	—	—
All Holdco directors and executive officers as a group (eight individuals)	2,903,907	32.40%	23,101	40.00%	33.07%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the directors and executive officers of Holdco is c/o Rain Enhancement Technologies Holdco, Inc., 4851 Tamiami Trail N, Suite 200, Naples, FL 34103.

(2)	Includes (i) 650,120 shares of Class A Common Stock held directly by Mr. You, (ii) 237,956 shares of Class A Common Stock held by RHY Irrevocable Trust (the “Trust”), (iii) 564,375 shares of Class A Common Stock held by Berto, LLC (“Berto”), a limited liability company of which Mr. You is the sole member, (iv) 23,101 shares of Class B Common Stock held by the Trust, and (v) 1,433,892 shares of Class A Common Stock issuable upon the cash exercise of vested Options held by Mr. You. Mr. You is the settlor and investment officer of the Trust, and his son is the beneficiary of the Trust. Accordingly, Mr. You may be deemed to have a pecuniary interest in the securities held by the Trust. Mr. You disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. The business address of Mr. You is 1180 North Town Center Drive, Suite 100, Las Vegas, NV 89144.

(3)	Includes (i) 1,848,104 shares of Class A Common Stock held by Rainwater LLC, (ii) 18,481 shares of Class B Common Stock and (iii) 13,173 shares of Class A Common Stock held by Paul T. Dacier. Rainwater LLC is a limited liability company of which Mr. Dacier is the sole member.

(4)	The business address of Coliseum Acquisition Sponsor LLC is 80 Pine Street, Suite 3202, New York, NY 10005.

(5)	The business address of Stevenson School is 3152 Forest Lake Road, Pebble Beach, CA. 93953.

(6)	The business address of ColoredRings LLC is 66 Fernwood Road Chestnut Hill, MA 02467.

(7)	Includes 92,172 shares of Class A Common Stock and 16,170 shares of Class B Common Stock held by Isalea Investments LP, a limited partnership of which Mr. de Masi is the General Partner, and 716,946 shares of Class A Common Stock issuable upon the cash exercise of vested Options held by Mr. de Masi. The business address of Mr. de Masi is 2809 Carlton Rd., Austin TX 78703.

(8)	Interests shown are held by certain funds and managed accounts to which Meteora Capital, LLC serves as investment manager (the “Meteora Funds”). Vikas Mittal serves as the managing member of Meteora Capital, LLC with respect to the ordinary shares held by the Meteora Funds. Mr. Mittal expressly declares that he is not the beneficial owner for the purposes of sections 13(d) or 13(g) of the Securities Act. The principal business office address of each of Meteora Capital, LLC and Mr. Mittal is 1200 N Federal Hwy, #200, Boca Raton, FL 33432.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2024 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	0	$0	747,168
Equity Compensation Plans Not Approved by Security Holders	2,150,838	$2.06	—
Total	2,150,838	$2.06	747,168

As of December 31, 2024, Holdco has 2,150,838 shares of Class A Common Stock issuable upon the exercise of vested options (“Options”) at an exercise price of $2.06 per share, which were issued upon the conversion of RWT’s outstanding options pursuant to the Business Combination Agreement.

On December 19, 2024, prior to the consummation of the Business Combination, Holdco’s sole director and sole shareholder approved the Rain Enhancement Technologies Holdco, Inc. 2024 Equity Incentive Plan, which authorizes the grant of 747,168 shares of Class A Common Stock for the issuance of awards pursuant to such plan. Awards may be granted in the form of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-based awards, to employees, officers, directors, and consultants of Holdco or its subsidiaries. As of December 31, 2024, we have granted 0 shares under this plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to Related Parties

On February 2, 2023, RWT issued the Note to its former CEO and Harry You and Niccolo de Masi for an aggregate amount of $600,000. The Note has an annual interest rate of 5% and is currently due on demand. In connection with the Business Combination Closing, Mr. You’s portion of the outstanding principal and interest under the Note ($200,000 of principal and approximately $16,000 of accrued interest) was rolled over into the Loan Agreement, as discussed below.

Prior to the Business Combination Closing, the outstanding amount that Coliseum and RWT owed to Mr. You and his affiliates were: (i) approximately $1.7 million and approximately $333,000 of advances to Coliseum and RWT, respectively, (ii) convertible note balance of $667,500 to Coliseum, and a portion under the Note discussed above of approximately $216,000 to RWT, and (iii) an outstanding balance of $180,000 in accrued administrative fees to Coliseum, for a total of approximately $3.1 million. The Rollover amounts were assigned to and assumed by Holdco and are treated for all purposes as loans outstanding under the Loan Agreement. The loan has an interest rate of 5%, and interest will be due and payable in arrears quarterly. The Rollover amount does not reduce the $7 million funding available to the Company under the LOC. As of December 31, 2024, the Company had not borrowed any of the $7 million available funding under the LOC. Subsequent to December 31, 2024, the Company borrowed approximately $839,000 under the LOC for working capital needs.

Subscription Agreements

RWT entered into subscription agreements on June 20, 2024, which were later rescinded. On August 23, 2024, RWT entered into new subscription agreements with Rainwater LLC and affiliates of Harry You and Niccolo de Masi, to sell an aggregate of 250 shares of RWT Class A Common Stock at a purchase price of approximately $2,955.78 per share, which the Company determined to be the then-current fair market value based in part on a valuation from an independent third party valuation firm, and 40 shares of RWT Class B Common Stock at a purchase price of approximately $3,103.57 per share, which the Company determined to be the then-current fair market value based in part on a valuation from an independent third party valuation firm, for an aggregate subscription amount of $865,000.

Issuance of Options

On August 23, 2024, RWT granted options to purchase up to 1,000 shares of RWT Class A Common Stock to Harry You and options to purchase up to 500 shares of RWT Class A Common Stock to Niccolo de Masi, in consideration for services provided to RWT. Each option has an exercise price of $2,955.78 per share, which the Company determined to be the then-current fair market value, based in part on a valuation from an independent third party valuation firm.

Upon the Closing, such options became Options of Holdco exercisable for shares of Class A Common Stock at an exercise price of $2.06 per share. The Options are fully vested and are exercisable at any time for cash or on a cashless basis and expire 10 years after grant. The terms of the options are governed by the terms of the 2024 Incentive Plan.

PIPE Subscription Agreements

In connection with the Business Combination, on December 20, 2024 and December 23, 2024, Holdco entered into the PIPE Subscription Agreements with certain investors, including existing shareholders of RWT and Coliseum and members of the Board, or the PIPE Investors pursuant to which, among other things, Holdco agreed to issue and sell to the PIPE investors, and the PIPE Investors agreed to subscribe for and purchase in a private placement, an aggregate of 83,429 shares of Class A Common Stock, at a purchase price of approximately $11.39 per share, which was the then-approximate per share redemption price of Coliseum’s public shares in the Business Combination, for an aggregate of $950,000.

On December 31, 2024, Holdco entered into PIPE Subscription Agreements with additional PIPE Investors pursuant to which, among other things, Holdco agreed to issue and sell to the PIPE investors, and the PIPE Investors agreed to subscribe for and purchase in a private placement, an aggregate of 35,128 shares of Class A Common Stock at a purchase price of approximately $11.39 per share, for an aggregate additional subscription amount of $400,000. Together with the previous PIPE Subscription Agreements, the aggregate amount sold pursuant to the PIPE Subscription Agreements was approximately 118,557 shares of Class A Common Stock for an aggregate investment amount of approximately $1,350,000.

On the Closing Date, the Company closed on $700,000 of investment pursuant to the PIPE Subscription Agreements and issued an aggregate of 61,474 shares of Class A Common Stock to the PIPE Investors and recorded a subscription receivable of $650,000 from two PIPE Investors for the purchase of 57,083 shares of Class A Common Stock. On January 29, 2025, the Company closed $500,000 of such subscription receivable pursuant to the PIPE Subscription Agreements and issued an aggregate of 43,910 shares of Class A Common Stock to the PIPE Investors. On February 6, 2025, the Company closed on the remaining $150,000 of subscription receivable pursuant to the PIPE Subscription Agreements and issued an aggregate of 13,173 shares of Class A Common Stock to the PIPE Investors.

The PIPE Investors include an affiliate of Harry You, who was Coliseum’s chairman of the board and sponsor and a shareholder and lender to RWT prior to Closing, and is Holdco’s chairman of the Board and a shareholder and lender to Holdco after the Closing, an affiliate of Paul Dacier, who was the President and sole director of Holdco and the President, director, and shareholder of RWT prior to Closing, and Lyman Dickerson, who is a member of Holdco’s Board after the Closing.

The PIPE Subscription Agreements contain customary representations and warranties of each of Holdco and the PIPE Investors, and customary conditions to closing, including the consummation of the Business Combination between Holdco, Coliseum and RWT. The PIPE Investors are parties to, or signed joinders to, the Registration Rights Agreement, described in more detail below, and accordingly, Holdco is obligated to use its commercially reasonable efforts to file a registration statement to register for resale the shares of Class A Common Stock issued in the PIPE Investment within 30 days of the Closing and to cause such registration statement to be declared effective by the SEC as soon as practicable after the filing thereof. The PIPE Investors also have demand and piggyback rights pursuant to the Registration Rights Agreement.

Warrant Exchange Agreement

On the Closing Date, pursuant to the Warrant Exchange Agreement, the Coliseum Private Placement Warrants were exchanged for Class A Common Stock, at the Warrant Exchange. Accordingly, as a result of the Warrant Exchange, on the Closing Date, the Company issued an aggregate of 806,250 shares of Class A Common Stock to the former holders of Coliseum Private Placement Warrants at the Closing and such Coliseum Private Placement Warrants were cancelled and no longer outstanding.

Line of Credit

On December 30, 2024, in connection with the consummation of the Business Combination, Holdco entered into the Loan Agreement with RHY, an affiliate of Harry You, pursuant to which RHY committed to provide Holdco with up to $7 million of new loans. Prior to each drawdown of the Commitment, pursuant to the Loan Agreement, Holdco must certify to RHY, among other things, that it has used its best efforts to raise equity, equity-linked, or debt financing on terms available in the market to a similarly-situated company in similar circumstances, and is unable to obtain alternate financing in the amount of such drawdown. Once amounts are borrowed, they may not be re-borrowed. Additionally, Mr. You agreed to roll over an aggregate of approximately $3.1 million of loans and advances owed to him or to his affiliates by Coliseum and RWT into the Loan Agreement and such amounts will be treated for all purposes as loans outstanding pursuant to the Loan Agreement (which, for the avoidance of doubt, does not decrease the Commitment). Accordingly, the maximum amount which may be borrowed under the Loan Agreement is approximately $10.1 million, inclusive of the Commitment and rollover amounts.

The Loan Agreement has a two-year period, matures two years from the date of the Loan Agreement, and outstanding amounts pursuant to the Loan Agreement will accrue interest at an interest rate of 5%, payable quarterly. Harry You was Coliseum’s chairman of the board and sponsor and a shareholder and lender to RWT prior to Closing, and is Holdco’s chairman of the Board and a shareholder and lender to Holdco after the Closing.

As of the date of this Annual Report, Holdco has borrowed $839,000 under the Loan Agreement.

Policies and Procedures for Related Persons Transactions

The Board has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which Holdco or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000 (or, for so long as Holdco remains a “smaller reporting company” the lesser of (i) $120,000 and (ii) 1% of Holdco’s average total assets of the two completed fiscal years), and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

●	any person who is, or at any time during the applicable period was, one of Holdco’s executive officers or directors;

●	any person who is known by Holdco to be the beneficial owner of more than 5% of Holdco voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of Holdco’s voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of Holdco’s voting stock; and

●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest in Common Stock.

Holdco has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its audit committee charter, the audit committee will have the responsibility to review related party transactions.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, reviews of our quarterly consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2024 and for such filings in addition to services rendered in connection with the Business Combination for the period from May 21, 2024 (inception) to December 31, 2024, totaled approximately $241,000.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from May 21, 2024 (inception) to December 31, 2024.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from May 21, 2024 (inception) to December 31, 2024.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from May 21, 2024 (inception) to December 31, 2024.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. Since becoming a publicly listed company all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1)	The following financial statements of Rain Enhancement Technologies Holdco, Inc., supplemental information, and report of independent registered public accounting firm are included in this Annual Report:

Consolidated Financial Statements of Rain Enhancement Technologies Holdco, Inc.

(2)	List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable, or the information is otherwise included.

(b)	Exhibits:

The following exhibits are filed or furnished as an exhibit to this Annual Report.

Exhibit Number	Description
2.1†	Business Combination Agreement, dated June 25, 2024, by and among Coliseum Acquisition Corp., Rain Enhancement Technologies, Inc., Rain Enhancement Technologies Holdco, Inc., Rainwater Merger Sub 1, Inc., and Rainwater Merger Sub 2, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-283425)).
2.2	Assignment of Business Combination Agreement, dated August 22, 2024, by and among Rainwater Merger Sub 2, Inc. and Rainwater Merger Sub 2A, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 (File No. 333-283425)).
2.3†	Amendment to Business Combination Agreement, dated August 22, 2024, by and among Coliseum Acquisition Corp., Rain Enhancement Technologies, Inc., Rain Enhancement Technologies Holdco, Inc., Rainwater Merger Sub 1, Inc., and Rainwater Merger Sub 2A, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 (File No. 333-283425)).
3.1	Amended and Restated Articles of Organization of Rain Enhancement Technologies Holdco, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 7, 2025).
3.2	Amended and Restated Bylaws of Rain Enhancement Technologies Holdco, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 7, 2025).
4.1	Specimen Class A Common Stock Certificate of Rain Enhancement Technologies Holdco, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-283425)).
4.2	Specimen Warrant Certificate of Rain Enhancement Technologies Holdco, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-283425)).
4.3	Warrant Agreement, dated June 22, 2021, by and between Coliseum Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-283425)).
4.4	Warrant Assignment, Assumption and Amendment Agreement, dated December 31, 2024, by and among Rain Enhancement Technologies Holdco, Inc., Coliseum Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on January 7, 2025).
4.5*	Description of Securities.
10.1+	Form of Indemnification Agreement between Rain Enhancement Technologies Holdco, Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2025).
10.2	Lock-Up Agreement, dated December 31, 2024, by and among Holdco and certain shareholders of Holdco (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2025).
10.3	Letter Agreement, dated June 22, 2021, by and among Coliseum Acquisition Corp., its officers and directors and the Previous Sponsor (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-283425)).
10.4	Joinder, dated November 22, 2023, between Coliseum Acquisition Corp. and Harry L. You (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-283425)).
10.5	Form of Joinder by and among the Extension Non-Redeeming Shareholders and Coliseum Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 7, 2025).

10.6	Registration Rights Agreement, dated December 31, 2024, by and among Rain Enhancement Technologies Holdco, Inc. and each of the stockholders of Rain Enhancement Technologies Holdco, Inc. identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 7, 2025).
10.7+	Rain Enhancement Technologies Holdco, Inc. 2024 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on January 7, 2025).
10.7.1+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed on January 7, 2025).
10.7.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7.2 to the Current Report on Form 8-K filed on January 7, 2025).
10.8	Warrant Exchange Agreement, dated December 17, 2024, by and among Coliseum Acquisition Sponsor, LLC, Berto, LLC, Coliseum Acquisition Corp. and Rain Enhancement Technologies Holdco, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on January 7, 2025).
10.9	Form of Subscription Agreement by and among Rain Enhancement Technologies Holdco, Inc. and the PIPE Investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2024).
10.10	Form of Non-Redemption Agreement between the Extension Non-Redeeming Shareholders and Coliseum Acquisition Corp. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (File No. 333-283425)).
10.11†	Loan Agreement, dated December 30, 2024, by and between Rain Enhancement Technologies Holdco, Inc. and RHY Management LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on January 7, 2025).
10.12	Forward Purchase Agreement, dated as of December 30, 2024, by and among Coliseum Acquisition Corp., Rain Enhancement Technologies, Inc., Rain Enhancement Technologies Holdco, Inc., and Meteora Capital Partners and certain of its affiliates (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on January 7, 2025).
10.13+	Employment Agreement, dated as of June 26, 2024, by and between Rain Enhancement Technologies, Inc. and Christopher Riley (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 (File No. 333-283425)).
10.14+	Letter Agreement, dated January 29, 2025, by and between Rain Enhancement Technologies Holdco, Inc., Rain Enhancement Technologies, Inc., and Christopher Riley. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1/A (File No. 333-284614)).
10.15+	Offer Letter, dated December 31, 2024, between Rain Enhancement Technologies Holdco, Inc. and Randy Seidl (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on January 7, 2025).
10.16†	Exclusive License Agreement, dated as of November 21, 2022, by and between Theodore R. Anderson and Rain Enhancement Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on January 7, 2025).
10.17†	Memorandum of Understanding, dated March 15, 2023, by and between Discovery Land Consolidated, LLC and Rain Enhancement Technologies, Inc. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on January 7, 2025).
10.18+	Form of Director Agreement between Rain Enhancement Technologies Holdco, Inc. and each of its directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2025).
19.1*	Rain Enhancement Technologies Holdco, Inc. Insider Trading Compliance Policy
24.1*	Power of Attorney
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Rain Enhancement Technologies Holdco, Inc. Policy for the Recovery of Erroneously Awarded Compensation.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Rain Enhancement Technologies Holdco, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rain Enhancement Technologies Holdco, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholder’s deficit and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

New York, New York

April 15, 2025

PCAOB ID No. 100

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets:
Current assets:
Cash	$32,604	$37,345
Prepaid expenses	12,335	8,136
Deferred financing costs	75,000	-
Subscription receivable	650,000	-
Total current assets	769,939	45,481
Equipment	414,034	368,206
Intangible assets, net	92,427	104,102
Total Assets	$1,276,400	$517,789

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,946,931	$505,383
Accrued expenses	700,000	10,750
Line of credit - related party	3,110,149	-
Note payable and advances from related parties	400,000	611,265
Accrued interest - related parties	38,192	27,041
Tax payable	-	225
Shortfall payment liability	20,636	-
Total current liabilities	6,215,908	1,154,664
Derivative warrant liabilities	350,000	-
Total liabilities	6,565,908	1,154,664

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, respectively; no shares issued and outstanding as of December 31, 2024 and 2023	-	-
Class A common stock, $0.0001 par value; 30,000,000 shares authorized; 7,528,761 and 1,766,554 shares issued and outstanding as of December 31, 2024 and 2023, respectively	753	177
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 57,752 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	6	-
Additional paid-in capital	964,335	1,083,789
Accumulated deficit	(6,254,602)	(1,720,841)
Total stockholders’ deficit	(5,289,508)	(636,875)
Total Liabilities and Stockholders’ Deficit	$1,276,400	$517,789

See accompanying notes to the consolidated financial statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2024	2023
General and administrative expenses	$4,491,706	$397,200
Amortization expenses	11,675	12,648
Franchise tax expenses	225	225
Loss from operations	(4,503,606)	(410,073)

Other income (expenses):
Interest expense on notes payable to related parties	(30,246)	(27,041)
Interest income earned from operating cash	91	107
Total other expenses	(30,155)	(26,934)

Net loss	$(4,533,761)	$(437,007)

Weighted average Class A common stock outstanding, basic and diluted	1,956,836	920,538
Basic and diluted net loss per Class A common stock	$(2.29)	$(0.47)

Weighted average Class B common stock outstanding, basic and diluted	20,513	-
Basic and diluted net loss per Class B common stock	$(2.29)	$-

See accompanying notes to the consolidated financial statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	For the year ended December 31, 2024
			Legacy RET		Class A Common		Class B Common			Additional		Total
	Preferred Stock		Common Stock		Stock		Stock		Subscription	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance - December 31, 2023	200	$-	1,310	$-	-	$-	-	$-	$-	$1,083,966	$(1,720,841)	$(636,875)
Retroactive application of Business Combination (Note 1)	(200)	-	(1,310)	-	1,766,554	177	-	-	-	(177)	-	-
Balance - December 31, 2023, recasted	-	-	-	-	1,766,554	177	-	-	-	1,083,789	(1,720,841)	(636,875)
Issuance of RET’s Class A common stock for cash	-	-	-	-	358,985	36	-	-	-	739,964	-	740,000
Issuance of RET’s Class B common stock for cash	-	-	-	-	-	-	57,752	6	-	124,994	-	125,000
Stock based compensation expense	-	-	-	-	-	-	-	-	-	2,777,507	-	2,777,507
Issuance of Class A common stock upon Business Combination, including conversion of Coliseum’s Private Placement Warrants into Class A common stock	-	-	-	-	4,917,806	492	-	-	-	(1,041,664)	-	(1,041,172)
Prepaid forward purchase agreements	-	-	-	-	361,858	36	-	-	-	(4,127,271)	-	(4,127,235)
Issuance of Holdco Class A commom stock in connection with PIPE subscriptions	-	-	-	-	118,557	12	-	-	-	1,349,988	-	1,350,000
Issuance of Holdco common stock for services	-	-	-	-	5,000	-	-	-	-	57,028	-	57,028
Net loss	-	-	-	-	-	-	-	-	-	-	(4,533,761)	(4,533,761)
Balance - December 31, 2024	-	$-	-	$-	7,528,761	$753	57,752	$6	$-	$964,335	$(6,254,602)	$(5,289,508)

See accompanying notes to the consolidated financial statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(4,533,761)	$(437,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	11,675	12,648
General and administrative expenses advanced by related parties	321,448	11,265
Stock based compensation expense	2,834,535	3,843
Changes in operating assets and liabilities:
Prepaid expenses	(4,199)	(8,136)
Accounts payable	28,452	285,233
Accrued expenses	(10,750)	(133,000)
Accrued interest - related parties	30,247	27,041
Tax payable	(225)	-
Net cash used in operating activities	(1,322,578)	(238,113)

Cash Flows from Investing Activities:
Capital expenditures for equipment	(45,828)	(264,154)
Net cash used in investing activities	(45,828)	(264,154)

Cash Flows from Financing Activities:
Proceeds from issuance of RWT Class A common stock	740,000	-
Proceeds from issuance of RWT Class B common stock	125,000	-
Proceeds from issuance of Holdco Class A common stock in connection with PIPE subscriptions	700,000	-
Proceeds from reverse recapitalization	3,980,264
Payment of deferred financing costs	(75,000)
Payment of prepaid forward purchase agreements	(4,106,599)
Proceeds from issuance of common stock	-	1,998
Proceeds from issuance of Series A preferred stock	-	8,000
Proceeds from note payable	-	446,910
Repayment of note payable	-	(17,296)
Net cash provided by financing activities	1,363,665	439,612

Net change in cash	(4,741)	(62,655)

Cash - beginning of the year	37,345	100,000
Cash - end of the year	$32,604	$37,345

See accompanying notes to the consolidated financial statements

Note 1 — Description of Organization and Business Operations

Description of Business

Rain Enhancement Technologies Holdco, Inc. (the “Company” or “Holdco”) was formed in Massachusetts to combine unique expertise, personnel, and weather data to develop, improve and commercialize ionization rainfall generation technology. The Company plans to develop improvements on existing rainfall generation technologies by introducing robust measurement tools, including software monitoring technology, machine learning, rain gauges, and weather stations.

Business Combination Agreement

On December 31, 2024 (the “Closing Date”), Coliseum Acquisition Corp, a Cayman Islands exempted company (“Coliseum”), Rain Enhancement Technologies, Inc., a Massachusetts corporation (“RWT”), Rain Enhancement Technologies Holdco, Inc., a Massachusetts corporation (“Holdco”), Rainwater Merger Sub 1, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holdco (“Merger Sub 1”), and Rainwater Merger Sub 2A, Inc., a Massachusetts corporation and wholly-owned subsidiary of Coliseum (“Merger Sub 2”) consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of June 25, 2024 (as amended on August 22, 2024, the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, on the Closing Date, (i) Coliseum merged with and into Merger Sub 1, with Merger Sub 1 as the surviving company of such merger (the “SPAC Merger”) and (ii) following the SPAC Merger and as a part of the same overall transaction, Merger Sub 2 merged with and into RWT, with RWT as the surviving entity of such merger (the “Company Merger” and, together with the SPAC Merger, the “Mergers”), and, after giving effect to such Mergers, each of Merger Sub 1 and RWT became a wholly owned subsidiary of Holdco (the time that the SPAC Merger became effective being referred to as the “SPAC Merger Effective Time,” the time that the Company Merger became effective being referred to as the “Company Merger Effective Time,” and the time after which both Mergers became effective being referred to as the “Closing”). Following the Closing, Holdco holds all of the equity interests of RWT and Merger Sub 1.

The Business Combination was treated as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Coliseum was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of RWT issuing stock for the net assets of Coliseum, accompanied by a recapitalization. The net assets of Coliseum were stated at historical cost, with no goodwill or other intangible assets recorded.

The Company’s common stock and warrants commenced trading on the Nasdaq Stock Market LLC under the symbols “RAIN” and “RAINW”, respectively, on January 2, 2025. Refer to Note 3, Business Combination, for additional details.

Recent Developments

Nasdaq Compliance Notices

On February 18, 2025, the Company received written notice (the “MVLS Notice”) from Nasdaq which notified the Company that, for the 30 consecutive business days ended February 14, 2025, our market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until August 18, 2025 (the “MVLS Compliance Period”), to regain compliance with the MVLS Rule. The MVLS Notice notes that, to regain compliance, our MVLS must close at or above $50,000,000 for a minimum of ten consecutive business days during the MVLS Compliance Period. The MVLS Notice further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

Also on February 18, 2025, we received written notice (the “MVPHS Notice”) from Nasdaq that for the 30 consecutive business days ended February 14, 2025, our market value of publicly held shares (“MVPHS”) closed below the $15,000,000 MVPHS threshold required for continued listing on Nasdaq under Nasdaq Listing Rule 5450(b)(2)C) (the “MVPHS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have 180 calendar days, or until August 18, 2025 (the “MVLS Compliance Period”), to regain compliance with the MVPHS Rule. The MVPHS Notice notes that, to regain compliance, our MVPHS must close at or above $15,000,000 for a minimum of ten consecutive business days during the MVPHS Compliance Period. The MVPHS Notice further notes that if we are unable to satisfy the MVPHS requirement prior to such date, we may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that we then satisfy the requirements for continued listing on that market). If we do not regain compliance by the end of the MVPHS Compliance Period, Nasdaq staff will provide written notice to us that our securities are subject to delisting. At that time, we may appeal any such delisting determination to a hearings panel.

The MVLS Notice and MVPHS Notice are notifications of deficiency, not of imminent delisting, and have no immediate effect on the listing of the Company’s securities. The Class A Common Stock and Warrants continue to trade on Nasdaq under the symbols “RAIN” and “RAINW”, respectively.

The Company intends to actively monitor the MVLS and MVPHS between now and August 18, 2025, and may, if appropriate, evaluate available options to resolve the deficiencies and regain compliance with the MVLS Rule and MVPHS Rule. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that it will be able to regain or maintain compliance with Nasdaq listing standards.

Departure of Co-Chief Executive Officer

On January 29, 2025, Holdco, RWT and Christopher Riley entered into a letter agreement whereby Mr. Riley resigned as Co-Chief Executive Officer of our company and RWT effective as of January 30, 2025 (the “Termination Letter”). Pursuant to the Termination Letter, in lieu of all other compensation and payments of any kind due and payable to Mr. Riley, Mr. Riley will be paid for services rendered in an amount of $124,500, payable in 18 monthly installments beginning in February 2025. Additionally, conditioned on approval by the Compensation Committee of our board of directors, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A Common Stock of the Company vesting one year from the date of grant.

Mr. Riley’s decision to resign as Chief Executive Officer was not the result of any disagreement with our company or our board of directors, including any matters relating to our operations, polices, accounting practices or financial reporting. Mr. Riley will remain as a member of the Company’s board of directors (the “Board”).

As previously announced, the Company appointed Randall Seidl to serve as Co-Chief Executive Officer effective as of January 2, 2025. Following the resignation of Mr. Riley, Mr. Seidl is its sole Chief Executive Officer.

Liquidity

As of December 31, 2024, the Company had approximately $37,000 in cash and had a working capital deficit of approximately $5.4 million. The Company expects to continue to incur expenses and begin to generate revenues as we continue to grow and scale our business.

In connection with the Business Combination, on December 30, 2024, RHY Management LLC (“RHY”), an affiliate of Harry You, agreed to issue a line of credit (the “LOC”) to Holdco for up to $7.0 million, in addition to the Rollover amount described in Note 6 (such amounts borrowed under the LOC, together with the Rollover, the “Loan”). The Loan has an interest rate of 5%, and interest will be due and payable in arrears quarterly. As of December 31, 2024, the Company has not withdrawn any amount under the $7.0 million available funding under the LOC and has approximately $3.1 million in Rollover amount outstanding. Subsequent to December 31, 2024, the Company borrowed approximately $839,000 under the LOC.

The Company’s management estimates approximately $6.3 million and approximately $62 million in expenses for our one-year and five-year business plan. These funds are expected to be used for producing units, integrating and rolling out software for the rain enhancement platform, expanding water services through the ‘land and expand’ client acquisition model, and potentially acquiring other weather technologies. Since the base technology and products are developed and proven, the need for additional capital will primarily be driven by growth in customer acquisition and projects. Management believes that the budget can be scaled in line with the funds actually received, enabling the Company to expand its client base, deliver equipment and technology to newly acquired clients, and develop new products for the rain platform.

The Company expects to fund its future development and exploration activities using the available funding under the LOC and future operating cash flow. The timing of most capital expenditures is largely discretionary. The Company has a significant degree of flexibility to adjust the level of its capital expenditures as circumstances warrant. If the Company’s plans or assumptions change, it may seek additional funding through debt or other equity financing arrangements, implement incremental expense reduction measures or a combination thereof to continue financing its operations. Although the management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Classification (“ASC”) Subtopic 205-40, “Going Concern,” management has determined that although the Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these consolidated financial statements, it has access to funds under the LOC. Additionally, an existing shareholder has pledged financial support as necessary and has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company over the next twelve months from the date of issuance of these consolidated financial statements.

Risks and Uncertainties

Various macroeconomic, geopolitical and regulatory uncertainties and challenges pose risks to economic conditions in the U.S. and globally, including, among others, any resurgence in inflation; changes to trade, immigration, energy and other policies resulting from the new U.S. administration; changes in interest rate policies; the Russia-Ukraine war; conflicts in the Middle East; and economic conditions and tensions involving China.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Rainwater Acquisition Corp (f.k.a Merger Sub 1) and RWT. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had no cash equivalents as of December 31, 2024 and 2023.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, either because of the short-term nature of the instruments or because the instrument is recognized at fair value.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The assessment considers whether the financial instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the financial instruments meet all of the requirements for equity classification under ASC 815, including whether the financial instruments are indexed to the Company’s own ordinary shares, among other conditions for equity classification.

Foreign Currency Translation and Transactions

The U.S. dollar is the Company’s functional currency. Transactions denominated in currency other than the Company’s functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. Exchange rate differences, other than those accounted for as hedging transactions, are recognized as foreign currency transaction gain or loss included in the Company’s statements of operations within the general and administrative expenses.

During the years ended December 31, 2024 and 2023, the only foreign currency transaction the Company incurred was the amount paid to its Senior Technology Advisor in Australian Dollars. The amount of these foreign currency payments was translated into U.S. dollars.

Equipment

The Company capitalizes its cost to build its rainfall ionization equipment (the “Equipment”), including materials and allocated labor costs. In July 2023, the Company finished building the Equipment and transferred its capitalized cost from Construction in-process to Equipment. As soon as the Equipment is placed in service upon agreement with the customers, the Company will begin to depreciate those assets on a straight- line basis over the estimated useful lives of the assets, generally 10 to 15 years. At the time of retirement or other disposition of the Equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. As of December 31, 2024, no Equipment has been placed in service.

Equipment as of December 31, 2024 and 2023 was composed of the following:

	December 31,
	2024	2023
Equipment:
Rainfall ionization equipment and systems	$414,034	$368,206
Total	$414,034	$368,206

Intangible Assets

Recognized intangible assets have finite lives and include acquired licenses for market-ready technology and designs of weather modification and rainfall ionization equipment. Intangible assets acquired separately are measured on initial recognition at cost. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and accumulated impairment losses.

Intangible assets with finite lives are amortized using the straight-line method over the estimated useful economic life. The amortization period and the amortization method for an intangible asset with a finite useful life are reviewed at least at the end of each reporting period. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are considered to modify the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in the statements of operations and in the expense category that is consistent with the function of the intangible assets.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. As of December 31, 2024 and 2023, the Company did not have any intangible assets with indefinite useful lives.

Stock Compensation

The Company’s policy is to account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

Leases

The Company complies with FASB ASC Topic 842, “Leases”. The Company may enter into leases for facilities and office equipment. The lease liabilities will be recognized as the present value of the future minimum lease payments over the lease term. The lease payments may consist of fixed and in-substance fixed amounts attributable to the use of the underlying asset over the lease term. Variable lease payments that do not depend on an index rate or are not in-substance fixed payments are excluded in the measurement of right-of-use assets and lease liabilities and are expensed in the period incurred. Some of the lease agreements may include options to extend the lease term or terminate the lease. These options would be accounted for in our right-of-use assets and lease liabilities when it is reasonably certain that the Company will extend the lease term or terminate the lease. As of December 31, 2024 and 2023, there were no lease agreements in place.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2024 and 2023, the Company had approximately $824,000 and $156,000, respectively, in deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. As of December 31, 2024 and 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The net loss per share presented in the consolidated statements of operations is based on the following for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024		2023
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(4,486,728)	$(47,033)	$(437,007)	$-

Denominator:
Basic and diluted weighted average share outstanding	1,956,836	20,513	920,538	-

Basic and diluted net loss per common share	$(2.29)	$(2.29)	$(0.47)	$-

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU expand public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The Company adopted ASU 2023-07, which did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Note 3 — Business Combination

Business Combination

On December 31, 2024, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement. The Business Combination was structured as follows:

a)	Prior to Closing, the sole outstanding Coliseum Class B Ordinary Share was converted into one Coliseum Class A Ordinary Share, which was then converted into one share of Holdco Class A Common Stock at Closing.

b)	Prior to Closing, pursuant to Extension Non-Redemption Agreements and the Sponsor Support Agreement, the Previous Sponsor and Sponsor Affiliate forfeited and surrendered for no consideration an aggregate of 606,972 Coliseum Class A Ordinary Shares, and Coliseum issued 606,972 newly-issued Coliseum Class A Ordinary Shares to the Extension Non-Redeeming Shareholders.

c)	On the Closing Date, each Coliseum Class A Ordinary Share issued and outstanding immediately prior to Closing (excluding redeemed public shares) was automatically converted into the right to receive one share of Holdco Class A Common Stock, and each whole Coliseum Public Warrant issued and outstanding immediately prior to Closing was assumed by Holdco and became exercisable for shares of Holdco Class A Common Stock.

d)	On the Closing Date, each Private Placement Warrant was exchanged for 0.25 shares of Holdco Class A Common Stock in the Warrant Exchange.

e)	On the Closing date, (i) each outstanding share of RWT Preferred Stock and RWT Class A Common Stock issued and outstanding immediately prior to Closing was converted into the right to receive a number of shares of Holdco Class A Common Stock equal to the Exchange Ratio and (ii) each share of RWT Class B Common Stock issued and outstanding immediately prior to Closing was converted into the right to receive a number of shares of Holdco Class B Common Stock equal to the Exchange Ratio. The Exchange Ratio was approximately 1,434 shares of Holdco Common Stock for every outstanding share of RWT Common Stock. Following the Closing, an aggregate of 1,232 shares of RWT Preferred Stock and 250 shares of RWT Class A Common Stock were converted into 2,125,539 shares of Holdco Class A Common Stock, and an aggregate of 40 shares of RWT Class B Common Stock were converted into 57,752 shares of Holdco Class B Common Stock.

f)	At Closing, each of the RWT 1,500 Options outstanding was converted into 2,150,838 Holdco Option on the same terms and conditions as were in effect with respect to RWT Option immediately prior to Closing, except that the exercise price per share of such Holdco Option is equal to the quotient of (x) the exercise price per share of such RWT Option in effect immediately prior to Closing divided by (y) the Exchange Ratio (the exercise price per share, as so determined, being rounded up to the nearest full cent), which is equal to an exercise price of $2.06 per share.

PIPE Subscriptions

In connection with the Business Combination, Holdco entered into subscription agreements (collectively, the “PIPE Subscription Agreements”) with certain investors and related parties to sell an aggregate of $1.35 million of shares of Holdco Class A Common Stock at $11.39 per share, of which Holdco received $700,000 of the PIPE Investment and recorded subscription receivable of $650,000 on the consolidated balance sheet as of December 31, 2024. Such receivable was fully paid on February 6, 2025.

Forward Purchase Agreement with Meteora

On December 30, 2024, Holdco entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Meteora Capital Partners, LP and affiliated funds (“Meteora”) for an OTC equity prepaid forward transaction. An aggregate of 361,858 shares of Holdco Class A Common Stock (the “Forward Purchase Shares”) are subject to the Forward Purchase Agreement, for which Meteora was paid approximately $4.1 million at Closing (the “Prepayment”) and the Company retained approximately $20,000 (the “Prepayment Shortfall”). The Forward Purchase Agreement matures on the date of the effectiveness of a certain registration statement filed by Holdco with the Securities and Exchange Commission following the Closing Date (the “Maturity Date”). Meteora may sell the Forward Purchase shares at any time following the Closing Date until the Maturity Date at a price not less than $10.00 per share. If Meteora sells any of the Forward Purchase Shares, Meteora will pay to Holdco $10.00 for each share sold, less the Prepayment Shortfall. On Maturity Date, any Forward Purchase Shares that have not been sold by Meteora will be returned to the Company for no consideration, provided that if the proceeds of the shares sold by Meteora prior to the Maturity Date is less than the Prepayment Shortfall, then Holdco will pay cash to Meteora in an amount equal to such difference.

The Company’s management determined that the prepaid Forward Purchase Agreement is a hybrid instrument with an embedded derivative (forward purchase contract), which meets the definition of a derivative and does not meet the criteria for the derivative accounting scope exception in ASC 815. As such, the embedded derivative is recognized initially and subsequently at fair value, with changes in fair value reported in earnings in accordance with ASC 815. Because the bifurcated embedded derivative is a forward contract, it must have an initial fair value of zero. As a result, the prepayment amount was allocated entirely to the host contract, which represents a receivable classified as contra-equity. Any shares issued under the Forward Purchase Agreement were accounted for and classified as issued and outstanding for accounting purposes.

Until the earlier of 1) the Maturity Date, and 2) the date that gross proceeds from the sale of the shares by Meteora equal 100% of the “Prepayment Shortfall”, the Company recognizes a liability for the Prepayment Shortfall at fair value, with subsequent changes in fair value recognized in the Company’s consolidated statements of operations each reporting period until the Maturity Date. As of December 31, 2024, the prepayment shortfall liability was recorded at maximum value.

Upon receipt of consideration related to the sale of any shares sold by Meteora, the Company will record the receipt of funds as an increase to cash and a decrease to the “Prepayment Shortfall liability” until the “Prepayment Shortfall Liability” is zero, and then any remaining proceeds received will reduce the receivable previously recorded as contra-equity.

The Company incurred no transaction costs that were directly related to issuance of the Forward Purchase Agreement.

As of December 31, 2024, the Company recorded the $4.1 million of Prepayment amount paid at closing within additional paid-in capital and approximately $20,000 in shortfall payment liability in the accompanying consolidated balance sheet.

Public and Private Placement Warrants

Prior to Closing, Coliseum had 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. In connection with the Business Combination, as discussed above, an aggregate of 3,225,000 Private Placement Warrants were converted into 806,250 shares of Holdco Class A Common Stock, and the Public Warrants were exchanged into warrants to purchase 5,000,000 of Holdco Class A Common Stock.

Redemption

Prior to the Closing, certain Coliseum public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 1,063,698 Coliseum public shares for an aggregate payment of approximately $12.1 million. After redemptions, there was a total of 723,414 Coliseum public shares and an aggregate of approximately $8.25 million remaining in Coliseum Trust Account, and was later converted into Holdco Class A Common Stock in connection with the Business Combination.

Transaction Proceeds

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2024:

Cash-Trust Account, net of redemptions	$8,251,024
Less: transaction costs and professional fees, paid directly from Trust Account	(4,270,760)
Net proceeds received from Trust	3,980,264
Less: private placement warrant liabilities	(350,000)
Less: related party notes	(2,558,340)
Less: accounts payable and accrued expenses	(2,113,096)
Reverse recapitalization, net	$(1,041,172)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

	Class A Common Stock	Class B Common Stock
Coliseum Public Shares, outstanding prior to the Business Combination	1,787,112	-
Less: Redemption of Coliseum Class A common stock	(1,063,698)	-
Public shares of Coliseum, including 361,556 shares subject to the Forward Purchase Agreement (as described below)	723,414	-
Coliseum Founder Shares, outstanding prior the Business Combination	3,750,000	-
Coliseum Private Placement Warrants converted to Class A Common shares	806,250	-
Business Combination shares
RWT Shares	2,125,539	57,752
Issuance of shares in connection with PIPE	118,557	-
Class A common stock issued for services	5,000	-
Common Stock immediately after the Business Combination	7,528,761	57,752

The number of RWT shares was determined as follows:

	Legacy RWT Shares	RWT Shares after conversion ratio
Preferred Stock	1,232	1,766,554
Class A Common Stock	250	358,985
Class B Common Stock	40	57,752
Total	1,522	2,183,291

Note 4 — Intangible Assets

Patent License

On November 21, 2022, the Company entered into a license agreement with Dr. Theodore Anderson, a plasma physicist, whereby the Company was granted an exclusive, worldwide license under certain of Dr. Anderson’s patents. The consideration paid for the license of $33,000, which was fully paid in November of 2022, was recorded as a finite-lived intangible asset.

Consulting Agreement for Rainfall Ionization Equipment

In November 2022, the Company entered into a consulting agreement, which was later amended on December 8, 2022, to engage its senior technology advisor (“Technical Advisor”). The Company agreed to pay the Technical Advisor a one-time fee upon execution of the agreement (“First-time fee”) and a consulting fee of AUD 250,000 per year (equivalent to approximately $170,000 as of the effective date), which was later revised to $186,000 in February 2025, as well as certain success fees that will be paid upon reaching certain milestones. In May 2023, the Technical Advisor met a significant milestone in improving the design and a bonus of AUD 25,000 was paid in June 2023 (equivalent to approximately $13,000).

In connection with the consulting agreement, the Company also agreed to obtain from the Technical Advisor an irrevocable, perpetual, non-exclusive license under certain engineering designs in connection with rainfall ionization equipment and systems. The Company fully paid the amount of $83,750 in June 2023.

Intangible Assets

Intangible assets as of December 31, 2024 and 2023 are composed of licenses under certain patents and designs for weather modification and rainfall ionization equipment to Dr. Anderson and the Technical Advisor as discussed above.

Management anticipates that equipment utilizing certain of these patents and designs will become operational and placed in service within 2025. The Company amortizes those assets on a straight-line basis over the estimated useful lives of the assets under full-month convention. The Company plans to continually adapt to incorporate new technologies and to expand into markets that may be created by new technologies for rainfall generation. As a result, the Company anticipates that the licensed patents and designs will have a ten-year useful life before the Company transitions and adopt new technologies.

Intangible assets as of December 31, 2024 and 2023 was composed of the following:

	Weighted Average	Carrying Value
	Useful Life (Years)	December 31, 2024	December 31, 2023
Intangible assets:
Licensed technology for weather modification	10	$33,000	$33,000
Purchased intellectual property for rainfall ionization equipment	10	$83,750	83,750
Less:
Accumulated amortization		(24,323)	(12,648)
Total intangible assets, net		$92,427	$104,102

The Company incurred approximately $12,000 and $13,000 in amortization expenses for the years ended December 31, 2024 and 2023, respectively, and included that in the accompanying consolidated statement of operations. The intangible assets were tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. For the years ended December 31, 2024 and 2023, there were no impairment charges associated with the Company’s intangible assets.

Note 5 — Related Party Transactions

Note Payable and Line of Credit from Related Parties

On February 2, 2023, RWT issued a promissory note (the “Note”) to its former CEO and Mr. You and Mr. de Masi for an aggregate amount of $600,000. The Note has an annual interest rate of 5% and is currently due on demand.

On December 30, 2024, Holdco entered into a loan agreement (the “Loan Agreement”) with RHY, an affiliate of Harry You, pursuant to which RHY agreed to issue an LOC to Holdco for up to $7 million, in addition to the Rollover amount described below. The Loan has an interest rate of 5%, and interest will be due and payable in arrears quarterly.

Prior to Closing, the outstanding amount that Coliseum and RWT owed to Mr. You and his affiliates are: (i) approximately $1.7 million and approximately $333,000 of advances to Coliseum and RWT, respectively, (ii) convertible note balance of $667,500 to Coliseum, and a portion under the Note discussed above of approximately $216,000 to RWT (which amount includes $200,000 in principal and approximately $16,000 in accrued interest), and (iii) an outstanding balance of $180,000 in accrued administrative fees to Coliseum, for a total of approximately $3.1 million. All of these outstanding amounts (the “Rollover”) were assigned to and assumed by Holdco and are treated for all purposes as loans outstanding under the Loan Agreement. The Loan has an interest rate of 5%, and interest will be due and payable in arrears quarterly. The Rollover amount does not reduce the $7 million funding available to the Company under the LOC. As of December 31, 2024, the Company had not borrowed any of the $7 million available funding under the LOC. Subsequent to December 31, 2024, the Company borrowed approximately $839,000 under the LOC.

Employment Agreement

On December 31, 2024, Holdco entered into a binding offer letter (the “Offer Letter”) with its new CEO, Mr. Seidl effective January 2, 2025, pursuant to which Holdco agreed to pay to the CEO (i) an annual salary of $500,000, (ii) a contingent bonus payment of $5.0 million that will be issued under a form of an unsecured note payable (the “Officer Note”) on the earlier of (x) four-year anniversary of the Officer Note, subject to the CEO’s continued service with Holdco through such date, and (y) the date of termination, if Holdco terminates the CEO’s employment without cause. As of the date of this filing, the Officer Note has not been issued.

Note 6 — Warrants

On the Closing Date, all of Coliseum 3,225,000 private placement warrants were converted into 806,250 shares of Holdco Class A Common Stock.

The remaining 5,000,000 Coliseum public warrants were exchanged for warrants to purchase Holdco Class A Common Stock (“Warrants”). The Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants became exercisable on January 31, 2025 and will expire on December 31, 2029 at 5:00 p.m., New York City time, or earlier upon liquidation.

The Warrants are derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. Refer to Note 8 for additional information on the fair value measurements of these warrants.

Note 7 — Fair Value Measurements

Financial liabilities measured at fair value during the year on a recurring basis consisted of the following as of December 31, 2024:

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liability	$-	$350,000	$-	$350,000
Total financial liabilities	$-	$350,000	$-	$350,000

The Warrants are listed on Nasdaq Stock Market LLC under the ticker “RAINW”. As of December 31, 2024, the fair value measurements for the Warrants were classified as Level 2 due to low trading volume.

During the fiscal year ended December 31, 2024, there were no transfers between levels of the fair value hierarchy. During the fiscal year ended December 31, 2023 there were no liabilities measured at fair value.

Note 8 — Stockholders’ Deficit

According to the Company’s Amended Articles of Organization, as of December 31, 2024, the Company is authorized to issue 30,000,000 shares of Class A common stock, par value $0.0001 (“Class A Common Stock”), 1,000,000 shares of Class B common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.

Holdco Class A Common Stock entitles the holders thereof to one vote per share on all matters on which the shares of Holdco Class A Common Stock is entitled to vote, and Holdco Class B Common Stock entitles the holders thereof to fifteen votes per share on all matters on which the shares of Holdco Class B Common Stock are entitled to vote. Additionally, for so long as the RWT Founders (Paul T. Dacier, Harry L. You, and Niccolo de Masi, or their affiliates) hold at least 20% of the number of shares of Holdco Class B Common Stock collectively held by them as of the Closing, the RWT Founders have rights that are different from unaffiliated shareholders, including the right to fill vacancies on the Holdco Board, to call special meetings of shareholders, and the Holdco A&R Articles permits action by written consent of the shareholders and requires that amendments to the Holdco A&R Articles be approved by a majority of the shares of Holdco Common Stock entitled to vote in lieu of two-thirds of the shares of Holdco Common Stock entitled to vote on the matter.

The Dual Class Structure will terminate on the date that is five years after completion of the Business Combination, or earlier (i) at the option of the holder at any time, (ii) automatically on the date on which the RWT Founders or their Permitted Transferees (as defined in the Holdco A&R Articles) collectively own twenty percent (20%) or less of the number of shares of Holdco Class B Common Stock collectively held by such persons or their Permitted Transferees immediately after the completion of the Business Combination, (iii) automatically upon the occurrence of a transfer of Holdco Class B Common Stock that is not a Permitted Transfer, and (iv) automatically on the date specified by the affirmative vote of the holders of Holdco Class B Common Stock representing not less than two-thirds (2∕3) of the voting power of the Holdco Class B Common Stock. The Holdco Class A Common Stock and the Holdco Class B Common Stock have identical economic rights, including dividend and liquidation rights.

Holdco Preferred Stock

As of December 31, 2024 and 2023, there was no preferred shares outstanding, as retroactively restated to reflect the Business Combination.

Holdco Class A Common Stock

In connection with the Business Combination, Holdco converted an aggregate of (i) 723,414 Coliseum public shares and (ii) 3,750,000 Coliseum founder shares into Holdco Class A Common Stock on a one-to-one ratio and also converted 3,750,000 Coliseum private placement warrants into 806,250 Holdco Class A Common Stock, for an aggregate of 5,279,664 shares of Holdco Class A Common Stock.

Also, in connection with the Business Combination, Holdco also converted an aggregate of 1,232 shares of RWT legacy preferred stock and 250 shares of RWT legacy Class A common stock into 2,125,539 shares of Holdco Class A Common Stock based on an exchange ratio equal to approximately 1,434.

In addition, at Closing, the Company issued 5,000 shares of Holdco Class A Common Stock to a third-party consulting firm. Holdco estimated that the fair value of such shares was approximately $57,000, based on the redemption price of approximately $11.41 at Closing.

As of December 31, 2024 and 2023, the Company had an aggregate of 7,528,761 and 1,766,554 shares of Class A Common Stock issued and outstanding, as retroactively restated to reflect the Business Combination, respectively.

Holdco Class B Common Stock

As of December 31, 2024 and 2023, the Company had an aggregate of 57,752 and 0 shares of Class B Common Stock issued and outstanding, as retroactively restated to reflect the Business Combination, respectively.

Stock Options

On August 23, 2024, the Company granted 1,433,892 and 716,946 options, as retroactively restated to reflect the Business Combination, to purchase RWT’s Class A common stock to Harry You and Niccolo de Masi, respectively. The options expire in ten years from the date of grant, had an exercise price of $2.06 and were fully vested upon the grant date.

The Company recognized approximately $2.8 million for stock-based compensation expenses upon issuance of such options in August 2024 within general and administrative expenses in the accompanying consolidated statements of operations during the year ended December 31, 2024. The fair value of the operations was measured on the date of grant using a hybrid method of probability weighted expected return (“PWERM”), where the equity value was allocated in one or more of the scenarios using a Black-Scholes option pricing model.

The assumptions used in the Company’s model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, so that they are inherently subjective. If factors change and different assumptions are used, the stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

●	Estimated value of common stock: The Company allocated equity value in one or more of the scenarios using a Black-Scholes option pricing model to derive the estimated value of common stock

●	Risk-free interest rate: The Company used the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the options for each option group.

●	Expected term: The expected term represents the period that the stock-based awards are expected to be outstanding. Because of the limitations on the sale or transfer or the Company’s common stock as a privately held company as of grant date, the Company does not believe its historical exercise pattern is indicative of the pattern it will experience as a publicly traded company. The Company estimated that the options issued to its holders of Founder Shares will be held for the full ten-year term.

●	Volatility: The Company determined the price volatility factor based on the historical volatilities of selected peer group as the Company did not have a sufficient trading history for its common stock.

●	Dividend yield: The expected dividend assumption is based on the Company’s current expectations about our anticipated dividend policy. The Company currently does not expect to issue any dividends.

The following assumptions were used in determining the fair value of the options granted during the year ended December 31, 2024:

Risk free interest rate	4.17%
Expected term (in years)	10
Expected volatility	45.0%
Dividend yield	0.0%
Estimated underlying stock price	$2,897.12
Fair value of options (per share)	$1,851.67

Note 9 — Income Taxes

The Company’s income tax provision consists of the following:

	December 31,
	2024	2023
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(667,496)	(90,502)
State	-	-
Valuation allowance	667,496	90,502
Income tax provision	$-	$-

The Company’s net deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Start-up/Organization costs	$124,713	$50,795
Intangibles	1,703	885
Stock based compensation	583,239	-
Net operating loss carryforwards	114,223	104,701
Total deferred tax assets	823,877	156,381
Valuation allowance	(823,877)	(156,381)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance for the years ended December 31, 2024 and 2023.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
M&A/ Deal cost	-6.0%	0.0%
Meals and entertainment	0.0%	-0.1%
Financing costs and stock based compensation expenses	-0.3%	-0.2%
Start-up/Organization costs	0.0%	0.0%
Change in valuation allowance	-14.7%	-20.7%
Income tax expense	0.0%	0.0%

There were no unrecognized tax benefits or accruals for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 10—Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company operates and manages the business as one reportable and operating segment, which is the business of developing, manufacturing and commercializing ionization rainfall generation technology. The Company’s Chief Executive Officer has been identified as the chief operating decision maker (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the years ended December 31,
	2024	2023
General and administrative expenses	$4,491,706	$397,200
Franchise tax expenses	225	225
Other significant non-cash items:
Amortization expenses	11,675	12,648
Loss from operations	(4,503,606)	(410,073)
Total other expenses	(30,155)	(26,934)
Net loss	$(4,533,761)	$(437,007)

As the Company has not earned any revenue, the key measures of segment profit or loss reviewed by our CODM are general and administrative expenses to monitor, manage and forecast cash to ensure enough capital is available for working capital needs. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through April 15, 2025, the date at which the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the consolidated financial statements, except as noted below.

Subsequent to December 31, 2024, the Company borrowed approximately $839,000 under the LOC for working capital needs.

Additionally, On April 1, 2025, the Board, increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies.

In connection with their appointments to the Board, Mr. Reardon and Mr. Peperzak each entered into the Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of the Company’s non-employee directors. Additionally, effective as of April 4, 2025, the Company entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, the Company agreed to pay to each board member (i) subject to approval by the Board and compensation committee of the Board (the “Compensation Committee”), a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

Dated: April 15, 2025	By:	/s/ Oanh Truong
	Name:	Oanh Truong
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of each of Randall Seidl, Oanh Truong, and Harry You, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Randall Seidl	Chief Executive Officer and Director	April 15, 2025
Randall Seidl	(Principal Executive Officer)

/s/ Oanh Truong	Interim Chief Financial Officer	April 15, 2025
Oanh Truong	(Principal Financial Officer and Principal Accounting Officer)

/s/ Harry You	Executive Chairman and Director	April 15, 2025
Harry You

/s/ Lyman Dickerson	Director	April 15, 2025
Lyman Dickerson

/s/ Alexandra Steele	Director	April 15, 2025
Alexandra Steele

/s/ Christopher Riley	Director	April 15, 2025
Christopher Riley

/s/ Marcus Peperzak	Director	April 15, 2025
Marcus Peperzak

/s/ Bob Reardon	Director	April 15, 2025
Bob Reardon