Form 10-Q
period 2025-03-31
Rain Enhancement Technologies Holdco, Inc.
filed 2025-05-15
CIK 2028293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 7,528,761 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 57,752 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash	$273,125	$32,604
Prepaid expenses	332,398	12,335
Deferred financing costs	75,000	75,000
Subscription receivable	-	650,000
Total current assets	680,523	769,939
Equipment	414,034	414,034
Construction in-process equipment	139,387	-
Intangible assets, net	89,508	92,427
Total Assets	$1,323,452	$1,276,400

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$2,176,497	$1,946,931
Accrued expenses	1,125,719	700,000
Line of credit - related party	3,847,278	3,110,149
Note payable from related parties	400,000	400,000
Accrued interest - related parties	85,274	38,192
Shortfall payment liability	20,636	20,636
Total current liabilities	7,655,404	6,215,908
Derivative warrant liabilities	440,000	350,000
Total liabilities	8,095,404	6,565,908

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, respectively; no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Class A common stock, $0.0001 par value; 30,000,000 shares authorized; 7,528,761 shares issued and outstanding as of March 31, 2025 and December 31, 2024	753	753
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 57,752 shares issued and outstanding as of March 31, 2025 and December 31, 2024	6	6
Additional paid-in capital	964,335	964,335
Accumulated deficit	(7,737,046)	(6,254,602)
Total stockholders' deficit	(6,771,952)	(5,289,508)
Total Liabilities and Stockholders' Deficit	$1,323,452	$1,276,400

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2025	2024
General and administrative expenses	$1,342,482	$21,028
Amortization expenses	2,919	2,919
Loss from operations	(1,345,401)	(23,947)

Other income (expenses):
Change in fair value of derivative warrant liabilities	(90,000)	-
Interest expense on notes payable to related parties	(47,083)	(7,397)
Interest income earned from operating cash	40	4
Total other expenses	(137,043)	(7,393)

Net loss	$(1,482,444)	$(31,340)

Weighted average Class A common stock outstanding, basic and diluted	7,528,761	1,766,554
Basic and diluted net loss per Class A common stock	$(0.20)	$(0.02)

Weighted average Class B common stock outstanding, basic and diluted	57,752	-
Basic and diluted net loss per Class B common stock	$(0.20)	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three months ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,528,761	$753	57,752	$6	$964,335	$(6,254,602)	$(5,289,508)
Net loss	-	-	-	-	-	(1,482,444)	(1,482,444)
Balance - March 31, 2025 (unaudited)	7,528,761	$753	57,752	$6	$964,335	(7,737,046)	$(6,771,952)

	For the three months ended March 31, 2024
			Legacy RET		Class A		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	200	$-	1,310	$-	-	$-	$1,083,966	$(1,720,841)	$(636,875)
Retroactive application of Business Combination (Note 1)	(200)	-	(1,310)	-	1,766,554	177	(177)	-	-
Balance - December 31, 2023, recasted	-	-	-	-	1,766,554	177	1,083,789	(1,720,841)	(636,875)
Conversion of Series A preferred stock into common stock	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(31,340)	(31,340)
Balance - March 31, 2024 (unaudited)	-	$-	-	$-	1,766,554	$177	$1,083,789	$(1,752,181)	$(668,215)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(1,482,444)	$(31,340)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization expenses	2,919	2,919
General and administrative expenses advanced by related parties	194	169,416
Change in fair value of warrant liability	90,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(320,063)	(16,518)
Accounts payable	229,566	(108,648)
Accrued expenses	425,719	(10,250)
Accrued interest - related parties	47,082	7,397
Tax payable	-	(169)
Net cash (used in) provided by operating activities	(1,007,027)	12,807

Cash Flows from Investing Activities:
Capital expenditures for equipment	(139,387)	(41,347)
Net cash used in investing activities	(139,387)	(41,347)

Cash Flows from Financing Activities:
Proceeds from draw down under line of credit	736,935	-
Receipt of subscription receivable	650,000	-
Net cash provided by financing activities	1,386,935	-

Net change in cash	240,521	(28,540)

Cash - beginning of the year	32,604	37,345
Cash - end of the year	$273,125	$8,805

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Business Combination Agreement

On December 31, 2024 (the “Closing Date”), Holdco, Coliseum Acquisition Corp, a Cayman Islands exempted company (“Coliseum”), Rain Enhancement Technologies, Inc., a Massachusetts corporation (“RWT”), Rainwater Merger Sub 1, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holdco (“Merger Sub 1”), and Rainwater Merger Sub 2A, Inc., a Massachusetts corporation and wholly-owned subsidiary of Coliseum (“Merger Sub 2”) consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of June 25, 2024 (as amended on August 22, 2024, the “Business Combination Agreement”).

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

Recent Developments

Nasdaq Compliance Notices

On February 18, 2025, the Company received written notice (the “MVLS Notice”) from Nasdaq which notified the Company that, for the 30 consecutive business days ended February 14, 2025, the Company’s market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until August 18, 2025 (the “MVLS Compliance Period”), to regain compliance with the MVLS Rule. The MVLS Notice notes that, to regain compliance, the Company’s MVLS must close at or above $50,000,000 for a minimum of ten consecutive business days during the MVLS Compliance Period. The MVLS Notice further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Also on February 18, 2025, the Company received written notice (the “MVPHS Notice”) from Nasdaq that for the 30 consecutive business days ended February 14, 2025, the Company’s market value of publicly held shares (“MVPHS”) closed below the $15,000,000 MVPHS threshold required for continued listing on Nasdaq under Nasdaq Listing Rule 5450(b)(2)C) (the “MVPHS Rule”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until August 18, 2025 (the “MVLS Compliance Period”), to regain compliance with the MVPHS Rule. The MVPHS Notice notes that, to regain compliance, the Company’s MVPHS must close at or above $15,000,000 for a minimum of ten consecutive business days during the MVPHS Compliance Period. The MVPHS Notice further notes that if the Company is unable to satisfy the MVPHS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVPHS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

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

Departure of Co-Chief Executive Officer

On January 29, 2025, Holdco, RWT and Christopher Riley entered into a letter agreement whereby Mr. Riley resigned as Co-Chief Executive Officer of the Company and RWT effective as of January 30, 2025 (the “Termination Letter”). Pursuant to the Termination Letter, in lieu of all other compensation and payments of any kind due and payable to Mr. Riley, Mr. Riley will be paid for services rendered in an amount of $124,500, payable in 18 monthly installments beginning in February 2025. As of March 31, 2025, the Company accrued approximately $14,000 in payment to Mr. Riley in the accompanying unaudited condensed balance sheet. Additionally, conditioned on approval by the Compensation Committee of the board of directors (the “Board”), the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A Common Stock of the Company vesting one year from the date of grant.

Mr. Riley’s decision to resign as Chief Executive Officer was not the result of any disagreement with the Company or the Board, including any matters relating to the Company’s operations, polices, accounting practices or financial reporting. Mr. Riley will remain as a member of the Board.

As previously announced, the Company appointed Randall Seidl to serve as Co-Chief Executive Officer effective as of January 2, 2025. Following the resignation of Mr. Riley, Mr. Seidl is the Company’s sole Chief Executive Officer.

Liquidity

As of March 31, 2025, the Company had approximately $273,000 in cash and had a working capital deficit of approximately $7.0 million. The Company expects to continue to incur expenses and begin to generate revenues as it continues to grow and scale the business.

In connection with the Business Combination, on December 30, 2024, RHY Management LLC (“RHY”), an affiliate of Harry You, the Company’s Chairman, entered into a loan agreement with Holdco (the “Loan Agreement”) pursuant to which RHY agreed to issue a line of credit (the “LOC”) to Holdco for up to $7.0 million, in addition to the Rollover amount described in Note 6 (such amounts borrowed under the LOC, together with the $3.1 million Rollover described in Note 6, the “Loan”). The Loan has an interest rate of 5%, and interest will be due and payable quarterly in arrears. As of March 31, 2025, the Company had drawn approximately $737,000 under the LOC, bringing the total outstanding balance under the Loan Agreement to approximately $3.8 million (including the $3.1 million Rollover). Subsequent to March 31, 2025, the Company drew an additional amount of approximately $554,000 under the LOC.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company’s management expects that its funds will be used for producing units, integrating and rolling out software for the rain enhancement platform, expanding water services through the ‘land and expand’ client acquisition model, and potentially acquiring other weather technologies. Since the base technology and products are developed and proven, the need for additional capital will primarily be driven by growth in customer acquisition and projects. Management believes that the budget can be scaled in line with the funds actually received, enabling the Company to expand its client base, deliver equipment and technology to newly acquired clients, and develop new products for the rain platform.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Classification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that although the Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed consolidated financial statements, it has access to funds under the LOC. Additionally, an existing shareholder, Mr. You, has pledged financial support as necessary and has the financial ability to provide such funds, that are sufficient to fund the working capital needs of the Company over the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

Risks and Uncertainties

Various macroeconomic, geopolitical and regulatory uncertainties and challenges pose risks to economic conditions in the U.S. and globally, including, among others, any resurgence in inflation; changes to trade and tariff, immigration, energy and other policies resulting from the new U.S. administration; changes in interest rate policies; the Russia-Ukraine war; conflicts in the Middle East; and economic conditions and tensions involving China.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s business, financial and operating results.

Note 2 — Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Rainwater Acquisition Corp (f.k.a Merger Sub 1) and RWT. All significant intercompany accounts and transactions have been eliminated.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, these unaudited condensed consolidated financial statements do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report Form 10-K as of December 31, 2024, as filed with the SEC on April 16, 2025, which contains the Company’s audited consolidated financial statements and notes thereto.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

During the three months ended March 31, 2025 and 2024, the only foreign currency transaction the Company incurred was the amount paid to its senior technology advisor in Australian Dollars. The amount of these foreign currency payments was translated into U.S. dollars.

Equipment and Construction In-Process Equipment

The Company capitalizes its cost to build its rainfall ionization equipment (the “Equipment”), including materials and allocated labor costs. Upon the completion of building the Equipment, the Company transferred its capitalized cost from Construction in-process to Equipment. In July 2024, the Company completed its building process for its two initial units and transferred those into Equipment. As soon as the Equipment is placed in service upon agreement with the customers, the Company will begin to depreciate those assets on a straight-line basis over the estimated useful lives of the assets, generally 10 to 15 years. At the time of retirement or other disposition of the Equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. As of March 31, 2025, no Equipment has been placed in service.

Equipment as of March 31, 2025 and December 31, 2024 was comprised of the following:

	March 31, 2025	December 31, 2024
Equipment:
Rainfall ionization equipment and systems, in-process	$139,387	$-
Rainfall ionization equipment and systems, completed	414,034	414,034
Total	$553,421	$414,034

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. As of March 31, 2025 and December 31, 2024, the Company did not have any intangible assets with indefinite useful lives.

Stock Compensation

The Company’s policy is to account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to performance conditions, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2025 and December 31, 2024, the Company had approximately $1.1 million and $824,000, respectively, in deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception.

Net Loss Per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, and stock options, to the extent dilutive. Stock options and warrants with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income (loss) per share as their inclusion would be anti-dilutive. For the three months ended March 31, 2025 and 2024, due to a net loss, all potential shares of common stock were not included in the calculation of dilutive net loss per share as their effect would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The net loss per share presented in the unaudited condensed consolidated statements of operations is based on the following for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025		2024
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$1,471,159)	$(11,285)	$(31,340)	$-

Denominator:
Basic and diluted weighted average share outstanding	7,528,761	57,752	1,766,554	-

Basic and diluted net loss per common share	$(0.20)	$(0.20)	$(0.02)	$-

Recent Accounting Pronouncements

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

Issued in November 2024, ASU 2024-03, Disaggregation of income Statement Expenses (Subtopic 220-40), requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, the Company does not plan to adopt this standard early. This ASU will likely result in additional disclosures being included in the Company’s consolidated financial statements once adopted. The Company is currently evaluating the provisions of this ASU will have on its consolidated financial statements.

Note 3 — Business Combination

Business Combination

On December 31, 2024, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement. The Business Combination was structured as follows:

a)	Prior to Closing, the sole outstanding Class B ordinary share of Coliseum, par value $0.001 per share, was converted into one Class A ordinary share of Coliseum, par value $0.001 per share (“Coliseum Class A Ordinary Shares”), each of which was then converted into one share of Holdco’s Class A Common Stock, par value $0.0001 per share (the “Holdco Class A Common Stock”), at Closing.

b)	Prior to Closing, pursuant to (x) non-redemption agreements entered into by Coliseum in connection with its November 2023 amendment to extend the time it had to complete an initial business combination among Coliseum, Harry You, and certain of Coliseum’s existing shareholders and (y) a support agreement entered into by Coliseum, Coliseum Acquisition Sponsor, LLC, and Harry You, Coliseum Acquisition Sponsor, LLC and Harry You forfeited and surrendered for no consideration an aggregate of 606,972 Coliseum Class A Ordinary Shares, and Coliseum issued 606,972 newly-issued Coliseum Class A Ordinary Shares to such non-redeeming shareholders of Coliseum.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

c)	On the Closing Date, each Coliseum Class A Ordinary Share issued and outstanding immediately prior to Closing (excluding redeemed public shares) was automatically converted into the right to receive one share of Holdco Class A Common Stock, and each whole publicly traded warrant of Coliseum (the “Coliseum Public Warrants”) that was issued and outstanding immediately prior to Closing was assumed by the Company and became exercisable for shares of Holdco Class A Common Stock.

d)	On the Closing Date, each private placement warrant of Coliseum (the “Coliseum Private Placement Warrants”) was exchanged for 0.25 shares of Holdco Class A Common Stock.

e)	On the Closing Date, (i) each outstanding share of RWT’s preferred stock, par value $0.0001 per share, and RWT’s Class A common stock, par value $0.0001 per share, issued and outstanding immediately prior to Closing was converted into the right to receive a number of shares of Holdco Class A Common Stock equal to the Exchange Ratio (as defined below) and (ii) each share of RWT’s Class B common stock, par value $0.0001 per share, issued and outstanding immediately prior to Closing was converted into the right to receive a number of shares of Holdco’s Class B Common Stock, par value $0.0001 per share (“Holdco Class B Common Stock” and together with the Holdco Class A Common Stock, the “Holdco Common Stock”), equal to the Exchange Ratio. The “Exchange Ratio” was approximately 1,434 shares of Holdco Common Stock for every outstanding share of RWT’s common stock. Following the Closing, an aggregate of 1,232 shares of RWT’s preferred stock and 250 shares of RWT’s Class A common stock were converted into 2,125,539 shares of Holdco Class A Common Stock, and an aggregate of 40 shares of RWT’s Class B common stock were converted into 57,752 shares of the Company’s Class B Common Stock.

f)	At Closing, each of the 1,500 RWT stock options outstanding was converted into 2,150,838 stock options of the Company on the same terms and conditions as were in effect with respect to RWT option immediately prior to Closing, except that the exercise price per share of such Company option is equal to the quotient of (x) the exercise price per share of such RWT option in effect immediately prior to Closing divided by (y) the Exchange Ratio (the exercise price per share, as so determined, being rounded up to the nearest full cent), which is equal to an exercise price of $2.06 per share.

PIPE Subscriptions

In connection with the Business Combination, in December 2024, Holdco entered into subscription agreements (collectively, the “PIPE Subscription Agreements”) with certain investors and related parties to sell an aggregate of 118,558 shares of Holdco Class A Common Stock at $11.39 per share, for a total of $1.35 million. Of this, Holdco received $700,000 of the PIPE Investment and recorded a subscription receivable of $650,000 on the consolidated balance sheet as of December 31, 2024. The subscription receivable was collected in full by February 6, 2025.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company incurred no transaction costs that were directly related to the issuance of the Forward Purchase Agreement.

As of December 31, 2024, the Company recorded the $4.1 million of Prepayment amount paid at closing within additional paid-in capital and approximately $20,000 in shortfall payment liability in the accompanying consolidated balance sheet. As of March 31, 2025, the value of the shortfall payment liability remained unchanged.

Public and Private Placement Warrants

Prior to Closing, Coliseum had 5,000,000 Coliseum Public Warrants and 3,225,000 Coliseum Private Placement Warrants outstanding. In connection with the Business Combination, as discussed above, an aggregate of 3,225,000 Coliseum Private Placement Warrants were converted into 806,250 shares of Holdco Class A Common Stock, and the Coliseum Public Warrants became warrants to purchase 5,000,000 shares of Holdco Class A Common Stock.

Redemption

Prior to the Closing, certain Coliseum public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 1,063,698 Coliseum public shares for an aggregate payment of approximately $12.1 million. After redemptions, there was a total of 723,414 Coliseum public shares and an aggregate of approximately $8.25 million remaining in Coliseum’s trust account. Such remaining Coliseum public shares were converted into Holdco Class A Common Stock in connection with the Business Combination, as described above.

Transaction Proceeds

For a reconciliation of the net proceeds from the Business Combination to the related changes in cash flows and stockholders’ deficit as of the closing date, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Consulting Agreement for Rainfall Ionization Equipment

In November 2022, the Company entered into a consulting agreement, which was later amended on December 8, 2022, to engage its senior technology advisor (“Technical Advisor”). The Company agreed to pay the Technical Advisor a one-time fee upon execution of the agreement (“First-time fee”) and a consulting fee of AUD 250,000 per year (equivalent to approximately $170,000 as of the effective date), which was later amended to $186,000 in February 2025, as well as certain success fees that will be paid upon reaching certain milestones.

In connection with the consulting agreement, the Company also obtained from the Technical Advisor an irrevocable, perpetual, non-exclusive license under certain engineering designs in connection with rainfall ionization equipment and systems. The Company fully paid the license amount of $83,750 in June 2023.

Intangible Assets

Intangible assets as of March 31, 2025 and December 31, 2024 are composed of licenses under certain patents and designs for weather modification and rainfall ionization equipment to Dr. Anderson and the Technical Advisor as discussed above.

Management anticipates that equipment utilizing certain of these patents and designs will become operational and placed in service within 2025. The Company amortizes those assets on a straight-line basis over the estimated useful lives of the assets under full-month convention. The Company plans to continually adapt to incorporate new technologies and to expand into markets that may be created by new technologies for rainfall generation. As a result, the Company anticipates that the licensed patents and designs will have a ten-year useful life before the Company transitions and adopts new technologies.

Intangible assets as of March 31, 2025 and December 31, 2024 were comprised of the following:

	Weighted Average	Carrying Value
	Useful	March 31,	December 31,
	Life (Years)	2025	2024
Intangible assets:
Licensed technology for weather modification	10	$33,000	$33,000
Purchased intellectual property for rainfall ionization equipment	10	$83,750	83,750
Less:
Accumulated amortization		(27,242)	(24,323)
Total intangible assets, net		$89,508	$92,427

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company incurred approximately $3,000 in amortization expenses for each of the three months ended March 31, 2025 and 2024, which is included in the accompanying unaudited condensed consolidated statements of operations. The intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. For the three months ended March 31, 2025 and 2024, there were no impairment charges associated with the Company’s intangible assets.

Note 5 — Related Party Transactions

Note Payable and Line of Credit from Related Parties

On February 2, 2023, RWT issued a promissory note (the “Note”) to its former CEO and Mr. You and Mr. de Masi for an aggregate amount of $600,000. The Note has an annual interest rate of 5% and is currently due on demand.

On December 30, 2024, Holdco entered into the Loan Agreement with RHY, an affiliate of Harry You, pursuant to which RHY agreed to issue an LOC to Holdco for up to $7 million, in addition to the Rollover amount described below. The Loan has an interest rate of 5%, and interest will be due and payable quarterly in arrears.

Prior to Closing, the outstanding amount that Coliseum and RWT owed to Mr. You and his affiliates was: (i) approximately $1.7 million and approximately $333,000 of advances to Coliseum and RWT, respectively, (ii) convertible note balance of $667,500 to Coliseum, and a portion under the Note discussed above of approximately $216,000 to RWT (which amount includes $200,000 in principal and approximately $16,000 in accrued interest), and (iii) an outstanding balance of $180,000 in accrued administrative fees to Coliseum, for a total of approximately $3.1 million. All of these outstanding amounts (the “Rollover”) were assigned to and assumed by Holdco and are treated for all purposes as Loans outstanding under the Loan Agreement. The Rollover amount does not reduce the $7 million funding available to the Company under the LOC.

As of March 31, 2025, the Company had drawn approximately $737,000 from the LOC, bringing the total outstanding balance under the Loan Agreement to approximately $3.8 million (including the Rollover). Subsequent to March 31, 2025, the Company drew down an additional amount of approximately $554,000 under the LOC.

Employment Agreement

On December 31, 2024, Holdco entered into a binding offer letter (the “Offer Letter”) with its new CEO, Mr. Seidl, effective January 2, 2025, pursuant to which Holdco agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, and (iii) a contingent bonus payment of $5.0 million that will be issued under a form of an unsecured note payable (the “Officer Note”) on the earlier of (x) the four-year anniversary of the Officer Note, subject to the CEO’s continued service with Holdco through such date, (y) the date of a change in control of Holdco, and (z) the date of termination, if Holdco terminates the CEO’s employment without cause (the earlier date of (x), (y) and (z) is referred to as the “Bonus Entitlement Date”). Holdco and Mr. Seidl agreed to replace the Officer Note, which was not issued, with a retention bonus agreement to better reflect the nature of the commitment (“Retention Bonus”). The Retention Bonus shall pay Mr. Seidl $5.0 million contingent on his remaining with the Company through the Bonus Entitlement Date. As of March 31, 2025, the Retention Bonus had not been issued.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 6 — Warrants

On the Closing Date, all of the outstanding 3,225,000 Coliseum Private Placement Warrants were converted into 806,250 shares of Holdco Class A Common Stock.

The remaining 5,000,000 Coliseum Public Warrants became warrants to purchase Holdco Class A Common Stock (“Warrants”). The Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants became exercisable on January 31, 2025 and will expire on December 31, 2029 at 5:00 p.m., New York City time, or earlier upon liquidation. As of March 31, 2025, there were 5,000,000 Warrants outstanding.

The Warrants are derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. Refer to Note 7 for additional information on the fair value measurements of these warrants.

Note 7 — Fair Value Measurements

Financial liabilities measured at fair value during the year on a recurring basis consisted of the following as of March 31, 2025 and December 31, 2024:

March 31, 2025

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liability – Public Warrants	$-	$440,000	$-	$440,000
Shortfall payment liability	-	-	20,636	20,636
Total financial liabilities	$-	$440,000	$20,636	$460,636

December 31, 2024

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liability – Public Warrants	$-	$350,000	$-	$350,000
Shortfall payment liability	-	-	20,636	20,636
Total financial liabilities	$-	$350,000	$20,636	$370,636

The Warrants are listed on Nasdaq Stock Market LLC under the ticker “RAINW”. As of March 31, 2025 and December 31, 2024, the fair value measurements for the Warrants were classified as Level 2 due to low trading volume.

During the three months ended March 31, 2025, there were no transfers between levels of the fair value hierarchy.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 8 — Stockholders’ Deficit

According to the Company’s Amended and Restated Articles of Organization (the “Holdco A&R Articles”), as of March 31, 2025, the Company is authorized to issue 30,000,000 shares of Holdco Class A Common Stock, par value $0.0001, 1,000,000 shares of Holdco Class B Common Stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.

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

Holdco Preferred Stock

As of March 31, 2025 and December 31, 2024, there was no preferred shares outstanding, as retroactively restated to reflect the Business Combination.

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

In connection with the Business Combination, the Company issued an aggregate of 118,557 shares of Holdco Class A Common Stock in the PIPE Investment. On the Closing Date, the Company closed on $700,000 of investment pursuant to the PIPE Subscription Agreements and issued an aggregate of 61,474 shares of Class A Common Stock to the PIPE Investors, and recorded a subscription receivable of $650,000 from two PIPE Investors for the purchase of 57,083 shares of Class A Common Stock. On January 29, 2025, the Company closed an additional $500,000 of investment pursuant to the PIPE Subscription Agreements and issued an aggregate of 43,910 shares of Class A Common Stock to the PIPE Investors. On February 6, 2025, the Company closed on the remaining $150,000 of investment pursuant to the PIPE Subscription Agreements and issued an aggregate of 13,173 shares of Class A Common Stock to the PIPE Investors.

In addition, at Closing, the Company issued 5,000 shares of Holdco Class A Common Stock to a third-party consulting firm.

As of March 31, 2025 and December 31, 2024, the Company had an aggregate of 7,528,761 shares of Class A Common Stock issued and outstanding.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Holdco Class B Common Stock

As of March 31, 2025 and December 31, 2024, the Company had an aggregate of 57,752  shares of Class B Common Stock issued and outstanding.

Stock Options

On August 23, 2024, the Company granted 1,433,892 and 716,946 options, as retroactively restated to reflect the Business Combination, to purchase RWT’s Class A common stock to Harry You and Niccolo de Masi, respectively. The options expire ten years from the date of grant, had an exercise price of $2.06 and were fully vested upon the grant date.

The Company fully recognized approximately $2.8 million for stock-based compensation expenses upon issuance of such options in August 2024.

Note 9 — Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the three months ended March 31,
	2025	2024
General and administrative expenses	$1,342,482	$21,028
Other significant non-cash items:
Amortization expenses	2,919	2,919
Loss from operations	(1,345,401)	(23,947)
Total other expenses	(137,043)	(7,393)
Net loss	$(1,482,444)	$(31,340)

As the Company has not earned any revenue, the key measures of segment profit or loss reviewed by the Company’s CODM are general and administrative expenses to monitor, manage and forecast cash to ensure enough capital is available for working capital needs. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 15, 2025, the date at which the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as noted below.

Subsequent to March 31, 2025, the Company drew an additional amount of approximately $554,000 under the LOC.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this quarterly report. References in this quarterly report on Form 10-Q (this “Report”) to the “Company,” “Holdco”, “us” or “we” refer to Rain Enhancement Technologies Holdco, Inc. on a consolidated basis. References to our “management” or our “management team” refer to our officers and directors.

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Item 4. Risk Factors” in this Report, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and in our other Securities and Exchange Commission (“SEC”) filings. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We intend to develop, invent, improve, manufacture, commercialize and operate technologies that enhance rainfall and elevate water reserves. We believe that our future services will yield potable water that can be used for all purposes. The projected cost (not including land costs, which are still being determined) and energy requirements for our future technology are modest on a per gallon basis for communities and ecosystems, estimated to be $0.10 per cubic meter, less than other alternative technologies. We aim to enhance agricultural, industrial and household water supplies for all the communities in which we operate by developing technology and services to serve governmental and commercial clients’ needs in creating water resiliency and abundancy.

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

PIPE Subscriptions

In connection with the Closing, Holdco entered into the PIPE Subscription Agreements with the PIPE Investors and related parties to sell an aggregate of 118,557 shares of Holdco Class A Common Stock at $11.39 per share, for a total of $1.35 million. Of this, Holdco received $700,000 of the PIPE Investment and recorded a subscription receivable of $650,000 on the consolidated balance sheet as of December 31, 2024. Such receivable was fully paid on February 6, 2025.

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

Loan Agreement with an Affiliate of Harry You

On December 30, 2024, Holdco entered into the Loan Agreement with RHY, an affiliate of Harry You, our Chairman, pursuant to which RHY committed to provide Holdco with up to $7 million in new loans. Prior to each drawdown, pursuant to the Loan Agreement, Holdco must certify to RHY, among other things, that it has used its best efforts to raise equity, equity-linked, or debt financing on terms available in the market to a similarly-situated company in similar circumstances, and is unable to obtain alternate financing in the amount of such drawdown. Once amounts are borrowed, they may not be re-borrowed. Additionally, Mr. You agreed to roll over an aggregate of approximately $3.1 million of loans and advances owed to him or to his affiliates by Coliseum and RWT into the Loan Agreement and such amounts were treated for all purposes as loans outstanding pursuant to the Loan Agreement (which, for the avoidance of doubt, does not decrease the $7 million commitment). The Loan has an interest rate of 5%, and interest will be due and payable quarterly in arrears. As of March 31, 2025, we had drawn around $737,000 from the LOC, bringing the total outstanding balance under the Loan Agreement to approximately $3.8 million (including the Rollover). Subsequent to March 31, 2025, we drew an additional amount of approximately $554,000 under the LOC.

Recent Developments

Appointment of Directors

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies.

In connection with their appointments to the Board, Mr. Reardon and Mr. Peperzak each entered into the Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of our company’s non-employee directors. Additionally, effective as of April 4, 2025, we entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, we agreed to pay to each board member (i) subject to approval by the Board and compensation committee of the Board (the “Compensation Committee”), a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board.

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

Plan of Operations

12-Month Plan

RWT currently is warehousing two fully built rain generation systems in Sydney, Australia. The systems were built by a leading ionization rainfall generation engineer, and have undergone rigorous evaluation, testing, and documentation. These units are expected to arrive in the U.S. by August 2025 and expect to execute our first client contract and begin the installation process in the third quarter of 2025. Concurrently, we plan to identify, recruit, and hire a CTO, CFO and other go to market resources.

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

Once the rain generation systems are installed at our first location, we will aim to begin development of a rain gauge with our intellectual property to assist with automating the operation of both the installed system and future systems based on local weather conditions.

We will also begin finalizing site selection for the region where we plan to install a system in 2025. These regions are expected to host one or more systems to serve one or multiple clients. Our goal is to install the systems in a way that creates contiguous or overlapping areas of potential rainfall enhancement. Depending on updrafts, humidity, and other weather conditions, each installed system is expected to generate rainfall within an approximately 50-mile radius. Site selection will be prioritized based on client engagement, projected returns for the company, and expected local weather and topography. We anticipate that our supply chain will support the manufacturing and installation of additional systems within 2026, allowing RWT to scale operations rapidly as client referral effects drive increased demand.

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

We expect to begin operationalizing the manufacturing, testing, and warehousing of devices for the installation pipeline in 2026. At that point, we anticipate having well-developed documentation that we can follow to ensure a steady stream of successful system installations.

As we continue to refine our manufacturing process for rain technology devices, we will also seek research partnerships with universities. Our goal for these partnerships is to launch a multi-year case study that evaluates the impact of our devices and related technology on rainfall enhancement in the initial U.S. locations where our systems have been installed.

Liquidity and Capital Resources

As of March 31, 2025, we had approximately $273,000 in cash and had a working capital deficit of approximately $6.6 million. We expect to continue to incur expenses and begin to generate revenues as we continue to grow and scale our business.

In connection with the Business Combination, on December 30, 2024, RHY, an affiliate of Harry You, our Chairman, entered into the Loan Agreement and agreed to issue a LOC to Holdco for up to $7 million. In addition, Mr. You and his affiliate also agreed to rollover all outstanding amount that Coliseum and RWT owed to them prior to Closing under the LOC. The Rollover amount does not reduce the $7 million funding available to the Company under the LOC. The Loan has an interest rate of 5%, and interest will be due and payable in arrears quarterly. As of March 31, 2025, we had drawn approximately $737,000 from the LOC, bringing the total outstanding balance under the LOC to approximately $3.8 million (including the Rollover). Subsequent to March 31, 2025, we drew an additional amount of approximately $554,000 under the LOC.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Going Concern,” our management has determined that although we do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of these unaudited condensed consolidated financial statements, we have access to funds under the LOC. Additionally, an existing shareholder has pledged financial support as necessary and has the financial ability to provide such funds, that are sufficient to fund our working capital needs over the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements.

Results of Operations

For the three months ended March 31, 2025, we had net loss of approximately $1.5 million, which consisted of general and administrative expenses of approximately $1.3 million, amortization expenses of approximately $3,000, loss in change in fair value of warrant liability of $90,000, and interest expense in connection with the note payable to related parties of approximately $47,000. The Company experienced higher expenses compared to previous years due to the merger completed on December 31, 2024.

For the three months ended March 31, 2024, we had net loss of approximately $31,000, which consisted of general and administrative expenses of approximately $21,000, amortization expenses of approximately $3,000 and interest expense in connection with the note payable to related parties of approximately $7,000.

Cash Flows

For the three months ended March 31, 2025, net cash used in operating activities was approximately $1.0 million, net cash used in investing account was approximately $139,000, and net cash provided by financing activities was approximately $1.4 million. Net loss of approximately $1.5 million was partially offset by changes in operating assets and liabilities of approximately $368,000 and non-cash activities, including amortization expense of approximately $3,000, minimal expenses paid by related parties on behalf of RWT, and change in fair value of warrant liability of $90,000, resulted in approximately $1.0 million of cash used in operating activities. Cash used in investing activities consisted solely of payment for building Equipment of approximately $139,000. Cash provided by financing activities resulted from proceeds from payment of subscription receivable of $650,000 and proceeds from drawdown under the LOC of approximately $737,000.

For the three months ended March 31, 2024, net cash provided by operating activities was approximately $13,000, net cash used in investing account was approximately $41,000. Net loss of approximately $31,000 plus changes in operating assets and liabilities of approximately $128,000 was affected by amortization expense of approximately $3,000 and expenses paid by related parties on behalf of RWT of approximately $169,000, resulted in cash provided by operating activities of approximately $13,000. Cash used in investing activities consisted solely of payment for building Equipment of approximately $41,000.

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

Consulting Agreement for Rainfall Ionization Equipment

In November 2022, RWT entered into a consulting agreement, which was later amended on December 8, 2022, to engage with its senior technology advisor (“Technical Advisor”). RWT agreed to pay the Technical Advisor a one-time fee upon execution of the agreement (“First-time fee”) and a consulting fee of AUD 250,000 per year (equivalent to approximately $170,000 as of the effective date), which was later amended to $186,000 in February 2025, as well as certain bonuses that will be paid upon reaching certain milestones.

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

On December 30, 2024, Holdco entered into the Loan Agreement with RHY, an affiliate of Harry You, our Chairman, pursuant to which RHY agreed to issue an LOC to Holdco for up to $7 million, in addition to the Rollover amount described below. The Loan has an interest rate of 5%, and interest will be due and payable in arrears quarterly.

Prior to Closing, the outstanding amount that Coliseum and RWT owed to Mr. You and his affiliates were: (i) approximately $1.7 million and approximately $333,000 of advances to Coliseum and RWT, respectively, (ii) convertible note balance of $667,500 to Coliseum, and a portion under the Note discussed above of approximately $216,000 to RWT (which amount includes $200,000 in principal and approximately $16,000 in accrued interest), and (iii) an outstanding balance of $180,000 in accrued administrative fees to Coliseum, for a total of approximately $3.1 million. The Rollover amounts were assigned to and assumed by Holdco and are treated for all purposes as Loans outstanding under the Loan Agreement. The Rollover amount does not reduce the $7 million funding available to the Company under the LOC. As of March 31, 2025, we had drawn approximately $737,000 from the LOC, bringing the total outstanding balance under the LOC to approximately $3.8 million (including the Rollover). Subsequent to March 31, 2025, we drew down an additional amount of approximately $554,000 under the LOC.

Employment Agreement

On December 31, 2024, Holdco entered into a binding offer letter (the “Offer Letter”) with its new CEO, Mr. Seidl effective January 2, 2025, pursuant to which Holdco agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, (iii) a contingent bonus payment of $5.0 million that will be issued under a form of an unsecured note payable (the “Officer Note”) on the earlier of (x) the four-year anniversary of the Officer Note, subject to the CEO’s continued service with Holdco through such date, (y) the date of a change in control of Holdco, and (z) the date of termination, if Holdco terminates the CEO’s employment without cause. Holdco and Mr. Seidl agreed to replace the Officer Note, which was not yet issued, with a retention bonus agreement to better reflect the nature of the commitment (“Retention Bonus”). As of March 31, 2025, the Retention Bonus has not been issued.

Board Agreement

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies.

In connection with their appointments to the Board, Mr. Reardon and Mr. Peperzak each entered into the Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of our company’s non-employee directors. Additionally, effective as of April 4, 2025, we entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, we agreed to pay to each board member (i) subject to approval by the Board and compensation committee of the Board (the “Compensation Committee”), a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board.

Segments

We operate and manage the business as one reportable and operating segment, which is the business of developing, manufacturing and commercializing ionization rainfall generation technology. Our chief executive officer, who is the chief operating decision maker, or CODM, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance.

Off-Balance Sheet Arrangements

We did not have off-balance sheet arrangements as of March 31, 2025, and do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC.

Preparation of the unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that it believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While our significant accounting policies are described in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Annual Report, our management believes there was no critical accounting estimates identified during the three months ended March 31, 2025 and 2024.

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

Equipment

We capitalize our cost to build its rainfall ionization equipment (the “Equipment”), including materials and allocated labor costs. In July 2023, we finished building the Equipment and transferred its capitalized cost from Construction in-process to Equipment. As soon as the Equipment is placed in service upon agreement with the customers, we will begin to depreciate those assets on a straight- line basis over the estimated useful lives of the assets, generally 10 to 15 years. At the time of retirement or other disposition of the Equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. As of March 31, 2025, no Equipment has been placed in service.

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

Intangible assets with finite lives are amortized using the straight-line method over the estimated useful economic life. The amortization period and the amortization method for an intangible asset with a finite useful life are reviewed at least at the end of each reporting period. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are considered to modify the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in the unaudited condensed consolidated statements of operations and in the expense category that is consistent with the function of the intangible assets.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. We assess the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. As of March 31, 2025, we did not have any intangible assets with indefinite useful lives.

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

Issued in November 2024, ASU 2024-03, Disaggregation of income Statement Expenses (Subtopic 220-40), requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, the Company does not plan to adopt this standard early. This ASU will likely result in additional disclosures being included in the Company’s consolidated financial statements once adopted. The Company is currently evaluating the provisions of this ASU.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable as we are a smaller reporting company.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding and the preparation of the Company's consolidated financial statements and required disclosures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness discussed below. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

As previously disclosed, in connection with the restatement of RWT’s audited financial statements as of and for the year ended December 31, 2023 and as of December 31, 2022 and for the period from November 10, 2022 (inception) through December 31, 2022, RWT’s management identified a material weakness in RWT’s internal controls over financial reporting regarding the calculation of deferred tax assets and disclosure of income taxes in accordance with FASB ASC 740. Upon the completion of the Business Combination, RWT became a wholly-owned subsidiary of the Company. In connection with the preparation and audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2024, management determined that such material weakness had not been remediated as of March 31, 2025.

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

During the most recently completed fiscal quarter, there has been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 5, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We are currently in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by a new U.S. presidential administration and accompanying regulatory activities and economic policies and events related thereto, ongoing military conflicts and geopolitical instability and inflation and interest rates.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result international trade disputes and ongoing military disputes and related geopolitical uncertainty. International trade disputes, including threatened or implemented tariffs by the Trump administration and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact our business. Trade disputes could also adversely impact supply chains which could now or in the future increase costs for us or delay delivery of key inventories and supplies. Trade disputes can also be highly disruptive to global financial markets. The length and impact of the ongoing trade disputes and military conflicts are highly unpredictable. We are continuing to monitor the trade disputes, inflation, interest rates and the military conflicts and the impacts to global capital markets and to our business.

RWT’s future success depends in part on recruiting and retaining key personnel and failure to do so may make it more difficult for us to execute the business strategy.

RWT is dependent upon the continued services of key personnel, including members of its executive management team. The loss of any one of these individuals could disrupt our operations or its strategic plans. Additionally, RWT’s future success will depend on, among other things, its ability to hire and retain the necessary qualified sales, marketing and managerial personnel, for whom it competes with numerous other companies, academic institutions and organizations. Restraints on the flow of technical and professional talent, including as a result of changes to U.S. immigration policies or laws, may inhibit our ability to adequately staff our engineering, research and development efforts. If RWT loses key employees, if it is unable to retain other qualified personnel, or if its management team is not able to effectively manage it through these events, RWT’s business, financial condition, and results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2024, in connection with the Closing, the former RWT shareholders received an aggregate of 2,125,540 shares of Holdco Class A Common Stock and 57,572 shares of Holdco Class B Common Stock pursuant to the terms of the Business Combination Agreement.

On December 31, 2024, in connection with the Closing, Holdco issued 61,474 shares of Holdco Class A Common Stock to the PIPE Investors pursuant to the PIPE Subscription Agreements, for aggregate proceeds of approximately $700,000 and also recorded a subscription receivable of $650,000 from two PIPE Investors for the purchase of 57,083 shares of Holdco Class A Common Stock. On January 29, 2025, Holdco closed $500,000 of such subscription receivable pursuant to the PIPE Subscription Agreements and issued an aggregate of 43,910 shares of Holdco Class A Common Stock to the PIPE Investors. On February 6, 2025, Holdco closed on the remaining $150,000 of subscription receivable pursuant to the PIPE Subscription Agreements and issued an aggregate of 13,173 shares of Holdco Class A Common Stock to the PIPE Investors.

In connection with the Business Combination, pursuant to the terms of a Warrant Exchange Agreement, dated December 17, 2024, by and between Coliseum, Holdco, Coliseum Acquisition Sponsor, LLC, and Berto, LLC (the “Warrant Exchange Agreement”) on December 31, 2024, Holdco issued an aggregate of 806,250 shares of Holdco Class A Common Stock to the former holders of Coliseum Private Placement Warrants (the “Warrant Exchange”).

In connection with the Business Combination, on December 31, 2024, Holdco issued an aggregate of 5,000 shares of Holdco Class A Common Stock to a vendor as consideration for services rendered.

The shares of Holdco Class A Common Stock issued to the PIPE Investors pursuant to the PIPE Subscription Agreements, the shares of Holdco Class A Common Stock and Holdco Class B Common Stock issued to the RWT shareholders pursuant to the Business Combination Agreement, the shares of Holdco Class A Common Stock issued pursuant to the Warrant Exchange, and the shares of Holdco Class A Common Stock issued to the vendor, have not been registered under the Securities Act and have been issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit No.	Description
10.1	Termination Letter dated January 29, 2025, between the Company, RET and Christopher Riley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rain Enhancement Technologies Holdco, Inc.

Date: May 15, 2025	By:	/s/ Randall Seidl
Name: Randall Seidl
Title: Chief Executive Officer and Director

Date: May 15, 2025	By:	/s/ Oanh Truong
Name: Oanh Truong
Title: Interim Chief Financial Officer