Form 10-Q
period 2025-06-30
Rain Enhancement Technologies Holdco, Inc.
filed 2025-08-14
CIK 2028293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 7,528,761 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 57,752 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash	$16,473	$32,604
Prepaid expenses	347,696	12,335
Deferred financing costs	75,000	75,000
Subscription receivable	-	650,000
Total current assets	439,169	769,939
Equipment	414,034	414,034
Construction in-process equipment	612,709	-
Intangible assets, net	86,589	92,427
Total Assets	$1,552,501	$1,276,400

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,391,554	$1,946,931
Accrued expenses	1,310,689	700,000
Accrued expenses - related party	13,609	-
Line of credit - related party	5,509,871	3,110,149
Note payable from related parties	400,000	400,000
Accrued interest - related parties	118,365	38,192
Shortfall payment liability	20,636	20,636
Total current liabilities	8,764,724	6,215,908
Derivative warrant liabilities	512,500	350,000
Total liabilities	9,277,224	6,565,908

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Class A common stock, $0.0001 par value; 30,000,000 shares authorized; 7,528,761 shares issued and outstanding as of June 30, 2025 and December 31, 2024	753	753
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 57,752 shares issued and outstanding as of June 30, 2025 and December 31, 2024	6	6
Additional paid-in capital	964,335	964,335
Accumulated deficit	(8,689,817)	(6,254,602)
Total stockholders’ deficit	(7,724,723)	(5,289,508)
Total Liabilities and Stockholders’ Deficit	$1,552,501	$1,276,400

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$1,068,887	$314,473	$2,411,369	$335,501
Corporate tax expenses	912	-	912	-
Amortization expenses	2,919	2,919	5,838	5,838
Loss from operations	(1,072,718)	(317,392)	(2,418,119)	(341,339)

Other income (expenses):
Change in fair value of warrant liability	(72,500)	-	(162,500)	-
Gain from settlement with vendor	225,517	-	225,517	-
Interest expense on notes payable to related parties	(33,090)	(7,396)	(80,173)	(14,793)
Interest income earned from operating cash	20	-	60	4
Total other expenses	119,947	(7,396)	(17,096)	(14,789)

Net loss	$(952,771)	$(324,788)	$(2,435,215)	$(356,128)

Weighted average Class A common stock outstanding, basic and diluted	7,528,761	1,766,554	7,528,761	1,766,554
Basic and diluted net loss per Class A common stock	$(0.13)	$(0.18)	$(0.32)	$(0.20)

Weighted average Class B common stock outstanding, basic and diluted	57,752	-	57,752	-
Basic and diluted net loss per Class B common stock	$(0.13)	$-	$(0.32)	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and six months ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,528,761	$753	57,752	$6	$964,335	$(6,254,602)	$(5,289,508)
Net loss	-	-	-	-	-	(1,482,444)	(1,482,444)
Balance - March 31, 2025 (unaudited)	7,528,761	753	57,752	6	964,335	(7,737,046)	(6,771,952)
Net loss	-	-	-	-	-	(952,771)	(952,771)
Balance - June 30, 2025 (unaudited)	7,528,761	$753	57,752	$6	$964,335	(8,689,817)	$(7,724,723)

	For the three and six months ended June 30, 2024
	Preferred Stock		Legacy RET Common Stock		Class A Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	200	$-	1,310	$-	-	$-	$1,083,966	$(1,720,841)	$(636,875)
Retroactive application of Business Combination (Note 1)	(200)	-	(1,310)	-	1,766,554	177	(177)	-	-
Balance - December 31, 2023, recasted	-	-	-	-	1,766,554	177	1,083,789	(1,720,841)	(636,875)
Conversion of Series A preferred stock into common stock	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(31,340)	(31,340)
Balance - March 31, 2024 (unaudited)	-	-	-	-	1,766,554	177	1,083,789	(1,752,181)	(668,215)
Net loss	-	-	-	-	-	-	-	(324,788)	(324,788)
Balance - June 30, 2024 (unaudited)	-	$-	-	$-	1,766,554	$177	$1,083,789	$(2,076,969)	$(993,003)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(2,435,215)	$(356,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expenses	5,838	5,838
General and administrative expenses advanced by related parties	1,062,787	227,651
Change in fair value of warrant liability	162,500	-
Gain from settlement with vendor	(225,517)	-
Changes in operating assets and liabilities:
Prepaid expenses	(335,361)	3,482
Accounts payable	(329,860)	67,651
Accrued expenses	610,689	(9,500)
Accrued expenses - related party	13,609	-
Accrued interest - related parties	80,173	14,795
Tax payable	-	(225)
Net cash used in operating activities	(1,390,357)	(46,436)

Cash Flows from Investing Activities:
Capital expenditures for equipment	(612,709)	(44,713)
Net cash used in investing activities	(612,709)	(44,713)

Cash Flows from Financing Activities:
Proceeds from draw down under line of credit	1,336,935	-
Proceeds from payment of subscription receivable	650,000	-
Proceeds from subscription payable	-	415,000
Net cash provided by financing activities	1,986,935	415,000

Net change in cash	(16,131)	323,851

Cash - beginning of the period	32,604	37,345
Cash - end of the period	$16,473	$361,196

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 1 — Description of Organization and Business Operations

Description of Business

Rain Enhancement Technologies Holdco, Inc. (the “Company” or “Holdco”) was formed in Massachusetts to combine unique expertise, machine learning, and existing tools and ionization units to develop, improve and commercialize ionization rainfall generation technology. The Company plans to develop improvements on existing rainfall generation technologies by introducing robust measurement tools, including software monitoring technology, machine learning, rain gauges, and weather stations.

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

The Company’s common stock and warrants commenced trading on the Nasdaq Stock Market LLC under the symbols “RAIN” and “RAINW”, respectively, on January 2, 2025. Refer to Note 3, Business Combination in our Annual Report on Form 10-K filed with the SEC on April 16, 2025, for additional details.

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

JUNE 30, 2025

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Classification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment considers the Company’s current cash position, projected cash requirements, and its ability to obtain additional funding.

As of June 30, 2025, the Company had approximately $16,000 in cash and had a working capital deficit of approximately $8.3 million. The Company expects to continue incurring expenses as it scales its operations and begins to generate revenue. While the Company intends to fund future operations using available capacity under its LOC (as defined in Note 6) and projected cash flows from operations, the absence of revenue to date raises substantial doubt about its ability to continue as a going concern.

Management’s plans to address this uncertainty include reducing expenditures and seeking additional financing through debt, equity, or a combination of both. However, there is no assurance that such funding will be available on acceptable terms, or at all.

Accordingly, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Risks and Uncertainties

Various macroeconomic, geopolitical and regulatory uncertainties and challenges pose risks to economic conditions in the U.S. and globally, including, among others, any resurgence in inflation; supply chain interruptions; increased cyberattacks against U.S. companies; changes to trade and tariff, immigration, energy and other policies resulting from the new U.S. administration; changes in interest rate policies; the Russia-Ukraine war; conflicts in the Middle East including the escalation of the Israel-Hamas conflict and continuing tensions between Israel and the U.S. with Iran; and economic conditions and tensions involving China.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions, and subsequent sanctions or related actions, instability, volatility or lack of liquidity in the financial markets, could adversely affect the Company’s business, financial and operating results.

Note 2 — Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Rainwater Acquisition Corp (f.k.a Merger Sub 1) and RWT. All significant intercompany accounts and transactions have been eliminated.

The unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, these unaudited condensed consolidated financial statements do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three and six months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

During the three and six months ended June 30, 2025 and 2024, the only foreign currency transaction the Company incurred was the amount paid to its senior technology advisor in Australian Dollars. The amount of these foreign currency payments was translated into U.S. dollars.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Equipment and Construction In-Process Equipment

The Company capitalizes its cost to build its rainfall ionization equipment (the “Equipment”), including materials and allocated labor costs. Upon the completion of building the Equipment, the Company transferred its capitalized cost from Construction in-process to Equipment. In July 2024, the Company completed its building process for its two initial units and transferred those into Equipment. As soon as the Equipment is placed in service upon agreement with the customers, the Company will begin to depreciate those assets on a straight-line basis over the estimated useful lives of the assets, generally 10 to 15 years. At the time of retirement or other disposition of the Equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. As of June 30, 2025, no Equipment has been placed in service.

Equipment as of June 30, 2025 and December 31, 2024 was comprised of the following:

	June 30, 2025	December 31, 2024
Equipment:
Rainfall ionization equipment and systems, in-process	$612,708	$-
Rainfall ionization equipment and systems, completed	414,034	414,034
Total	$1,026,742	$414,034

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

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. As of June 30, 2025 and December 31, 2024, the Company did not have any intangible assets with indefinite useful lives.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2025 and December 31, 2024, the Company had approximately $1.3 million and $824,000, respectively, in deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception.

Net Loss Per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including warrants, and stock options, to the extent dilutive. Stock options and warrants with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income (loss) per share as their inclusion would be anti-dilutive. For the three and six months ended June 30, 2025 and 2024, due to a net loss, all potential shares of common stock were not included in the calculation of dilutive net loss per share as their effect would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented.

The net loss per share presented in the unaudited condensed consolidated statements of operations is based on the following for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025		2024
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(945,518)	$(7,253)	$(324,788)	$-

Denominator:
Basic and diluted weighted average share outstanding	7,528,761	57,752	1,766,554	-

Basic and diluted net loss per common share	$(0.13)	$(0.13)	$(0.18)	$-

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

	For the six months ended June 30,
	2025		2024
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(2,416,677)	$(18,538)	$(356,128)	$-

Denominator:
Basic and diluted weighted average share outstanding	7,528,761	57,752	1,766,554	-

Basic and diluted net loss per common share	$(0.32)	$(0.32)	$(0.20)	$-

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

Note 3 — Business Combination Updates

PIPE Subscriptions Receivable

On February 6, 2025, the Holdco received $650,000 of the PIPE investment subscription receivable jn connection with the Business Combination as described in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025.

Forward Purchase Agreement with Meteora

Also in connection with the Business Combination, on December 30, 2024, Holdco entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Meteora Capital Partners, LP and affiliated funds (“Meteora”) for an OTC equity prepaid forward transaction as described in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Until the earlier of 1) the maturity date, and 2) the date that gross proceeds from the sale of the shares by Meteora equal 100% of the “Prepayment Shortfall”, the Company recognizes a liability for the Prepayment Shortfall at fair value, with subsequent changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations each reporting period until the Maturity Date. As of June 30, 2025 and December 31, 2024, the value of the shortfall payment liability at its maximum value of approximately $21,000 remained unchanged.

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

Consulting Agreement for Rainfall Ionization Equipment

The Company entered into a consulting agreement to engage its senior technology advisor (“Technical Advisor”) in 2022, pursuant to which the Company agreed to pay the Technical Advisor a one-time fee upon execution of the agreement and a consulting fee of AUD 250,000 per year (equivalent to approximately $170,000 as of the effective date). In February, the agreement was amended to increase the annual consulting fee to $186,000, and in June 2025, it was further increased to $252,000 in exchange for the consultant assuming additional role and responsibilities. The agreement also provides for success fees payable upon the achievement of specified sales and development milestones, which remain unchanged.

In connection with the consulting agreement, the Company also obtained from the Technical Advisor an irrevocable, perpetual, non-exclusive license under certain engineering designs in connection with rainfall ionization equipment and systems. The Company fully paid the license amount of $83,750 in June 2023.

Intangible Assets

Intangible assets as of June 30, 2025 and December 31, 2024 are composed of licenses under certain patents and designs for weather modification and rainfall ionization equipment to Dr. Anderson and the Technical Advisor as discussed above.

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

Intangible assets as of June 30, 2025 and December 31, 2024 were comprised of the following:

	Weighted Average	Carrying Value
	Useful Life (Years)	June 30, 2025	December 31, 2024
Intangible assets:
Licensed technology for weather modification	10	$33,000	$33,000
Purchased intellectual property for rainfall ionization equipment	10	$83,750	83,750
Less:
Accumulated amortization		(30,161)	(24,323)
Total intangible assets, net		$86,589	$92,427

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

The Company incurred approximately $3,000 and $6,000 in amortization expenses for each of the three and six months ended June 30, 2025 and 2024, which is included in the accompanying unaudited condensed consolidated statements of operations. The intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. For the three and six months ended June 30, 2025 and 2024, there were no impairment charges associated with the Company’s intangible assets.

Note 5 — Related Party Transactions

Note Payable and Line of Credit from Related Parties

On February 2, 2023, RWT issued a promissory note (the “Note”) to its former CEO, Mr. You and Mr. de Masi for an aggregate amount of $600,000. The Note has an annual interest rate of 5% and is currently due on demand.

On December 30, 2024, Holdco entered into a loan agreement (the “Loan Agreement”) with RHY Management LLC (“RHY”), an affiliate of Harry You, Holdco’s Chairman, pursuant to which RHY agreed to issue a line of credit (the “LOC”) to Holdco for up to $7 million, in addition to the Rollover amount described below (such amounts borrowed under the LOC, together with the Rollover, the “Loan”). The Loan bears interest at the greater of 5% per annum or the applicable IRS short-term rate in the month of each drawdown (“Interest Rate”), payable quarterly in arrears. If a quarterly payment is missed, the loan balance increases by an amount equal to the principal multiplied by the Default Rate (as defined below). If an event of default has occurred and is continuing, then upon written notice by RHY to Holdco, the outstanding principal balance and any unpaid accrued interest will accrue interest at 2% above the Interest Rate (the “Default Rate”).

Prior to closing of the Business Combination, the outstanding amount that Coliseum and RWT owed to Mr. You and his affiliates was approximately $3.1 million. All of these outstanding amounts (the “Rollover”) were assigned to and assumed by Holdco and are treated for all purposes as Loans outstanding under the Loan Agreement. The Rollover amount does not reduce the $7 million funding available to the Company under the LOC. As a result, as of December 31, 2024, the Company had approximately $3.1 million outstanding under the LOC, comprised solely of the Rollover amount.

As of June 30, 2025, the Company had drawn approximately $2.4 million under the LOC, bringing the total outstanding balance under the Loan Agreement to approximately $5.5 million (including the $3.1 million Rollover). Subsequent to June 30, 2025, the Company drew an additional amount of approximately $354,000 under the LOC.

As of June 30, 2025 and December 31, 2024, the Company had an outstanding accrued interest balance in connection with both the Note and the LOC of approximately $118,000 and $38,000, respectively.

Employment Agreement

Effective January 2, 2025, RWT entered into a binding offer letter (the “Offer Letter”), which was later amended on June 27, 2025, with its new CEO, Mr. Seidl. Pursuant the amended Offer Letter, Holdco agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, subject to Board approval and (iii) a cash bonus of $5.82 million (the “Retention Bonus”) payable on the earlier of (x) December 31, 2028, (y) the date on which the Company terminates the CEO’s employment without cause, or (z) the date on which a change of control is consummated. The Company accrues the Retention Bonus over the period of service. As of June 30, 2025, the Company accrued approximately $14,000 of Retention Bonus in accrued expenses to related party in the accompanying unaudited condensed consolidated balance sheet.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

In addition, subject to approval by the Board and the Compensation Committee, Mr. Seidl is also entitled to equity awards under the Company’s equity incentive plan. As of June 30, 2025, no equity awards have been granted.

Board of Directors Agreement

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies.

In connection with their appointments to the Board, Mr. Reardon and Mr. Peperzak each entered into Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of the Company’s non-employee directors (the “Director Agreements”). Additionally, effective as of April 4, 2025, the Company entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, the Company agreed to pay to each Board member (i) subject to approval by the Board and compensation committee of the Board (the “Compensation Committee”), a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board. The Company recognized an aggregate of $100,000 in connection with such agreement during the three and six months ended June 30, 2025 within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of June 30, 2025, there has been no grants of restricted stock.

Termination Letter

On January 29, 2025, Holdco, RWT and Christopher Riley entered into a letter agreement whereby Mr. Riley resigned as Co-Chief Executive Officer of the Company and RWT effective as of January 30, 2025 (the “Termination Letter”). Mr. Riley remains as a member of the Board. The Company appointed Randall Seidl to serve as Co-Chief Executive Officer effective as of January 2, 2025 as discussed above. Following the resignation of Mr. Riley, Mr. Seidl is the Company’s sole Chief Executive Officer.

Pursuant to the Termination Letter, in lieu of all other compensation and payments of any kind due and payable to Mr. Riley, the Company agreed to pay Mr. Riley an aggregate of $124,500, payable in 18 monthly installments beginning in February 2025 in consideration for his past services. The Company paid approximately $28,000 during the three and six months ended June 30, 2025. As of June 30, 2025, the remaining amount of approximately $97,000 in connection with such agreement was included in accrued expenses in the accompanying unaudited condensed balance sheet. Additionally, conditioned on approval by the Compensation Committee of the Board, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A Common Stock of the Company vesting one year from the date of grant. As of June 30, 2025, the stock has not been granted.

Note 6 — Warrants

As of June 30, 2025 and December 31, 2024, the Company has 5,000,000 warrants to purchase Holdco Class A Common Stock (“Warrants”) outstanding, which was the rollover of the 5,000,000 Coliseum Public Warrants upon closing of the Business Combination. The Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants became exercisable on January 31, 2025 and will expire on December 31, 2029 at 5:00 p.m., New York City time, or earlier upon liquidation. Each Warrant entitles the holder thereof to purchase one share of Class A Common Stock at an initial exercise price of $11.50 per share and exercisable on a cashless basis under certain circumstances specified in the warrant agreement.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 7 — Fair Value Measurements

Financial liabilities measured at fair value during the periods on a recurring basis consisted of the following as of June 30, 2025 and December 31, 2024:

June 30, 2025

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liability – Public Warrants	$-	$512,500	$-	$512,500
Shortfall payment liability	-	-	20,636	20,636
Total financial liabilities	$-	$512,500	$20,636	$533,136

December 31, 2024

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liability – Public Warrants	$-	$350,000	$-	$350,000
Shortfall payment liability	-	-	20,636	20,636
Total financial liabilities	$-	$350,000	$20,636	$370,636

The Warrants are listed on the Nasdaq Stock Market LLC under the ticker “RAINW”. As of June 30, 2025 and December 31, 2024, the fair value measurements for the Warrants were classified as Level 2 due to low trading volume.

During the three and six months ended June 30, 2025, there were no transfers between levels of the fair value hierarchy.

Note 8 — Stockholders’ Deficit

The Company is authorized to issue 30,000,000 shares of Holdco Class A Common Stock, par value $0.0001, 1,000,000 shares of Holdco Class B Common Stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.

Holdco Class A Common Stock entitles the holders thereof to one vote per share on all matters on which the shares of Holdco Class A Common Stock is entitled to vote, and Holdco Class B Common Stock entitles the holders thereof to fifteen votes per share on all matters on which the shares of Holdco Class B Common Stock are entitled to vote. Additionally, for so long as the RWT Founders (Paul T. Dacier, Harry L. You, and Niccolo de Masi, or their affiliates) hold at least 20% of the number of shares of Holdco Class B Common Stock collectively held by them as of the Closing, the RWT Founders have rights that are different from unaffiliated shareholders, including the right to fill vacancies on the Holdco Board and to call special meetings of shareholders. The Holdco A&R Articles permits action by written consent of the shareholders and requires that amendments to the Holdco A&R Articles be approved by a majority of the shares of Holdco Common Stock entitled to vote in lieu of two-thirds of the shares of Holdco Common Stock entitled to vote on the matter after the date on which the issued and outstanding Class B Common Stock represents less than 50% of the total voting power of the then outstanding shares of capital stock entitled to vote.

The dual class structure will terminate on December 31, 2029, or earlier (i) at the option of the holder at any time, (ii) automatically on the date on which the RWT Founders or their Permitted Transferees collectively own twenty percent (20%) or less of the number of shares of Holdco Class B Common Stock collectively held by such persons or their Permitted Transferees immediately after the completion of the Business Combination, (iii) automatically upon the occurrence of a transfer of Holdco Class B Common Stock that is not a Permitted Transfer, and (iv) automatically on the date specified by the affirmative vote of the holders of Holdco Class B Common Stock representing not less than two-thirds (2∕3) of the voting power of the Holdco Class B Common Stock. The Holdco Class A Common Stock and the Holdco Class B Common Stock have identical economic rights, including dividend and liquidation rights.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Holdco Preferred Stock

As of June 30, 2025 and December 31, 2024, there was no preferred shares outstanding, as retroactively restated to reflect the Business Combination.

Holdco Class A Common Stock

As of June 30, 2025 and December 31, 2024, the Company had an aggregate of 7,528,761 shares of Class A Common Stock issued and outstanding as a result of the conversion and issuance of shares in connection with the closing of the Business Combination as discussed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025.

Holdco Class B Common Stock

As of June 30, 2025 and December 31, 2024, the Company had an aggregate of 57,752 shares of Class B Common Stock issued and outstanding as a result of the conversion of shares in connection with the closing of the Business Combination as discussed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025.

Stock Options

On August 23, 2024, the Company granted 1,433,892 and 716,946 options, as retroactively restated to reflect the Business Combination, to purchase RWT’s Class A common stock to Harry You and Niccolo de Masi, respectively. The options expire ten years from the date of grant, had an exercise price of $2.06 and were fully vested upon the grant date. As of June 30, 2025 and December 31, 2024, the Company had an aggregate of 2,150,838 options issued and outstanding.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$1,068,887	$314,473	$2,411,369	$335,501
Other significant non-cash items:
Amortization expenses	2,919	2,919	5,838	5,838
Loss from operations	(1,071,806)	(317,392)	(2,417,207)	(341,339)
Total other income (expenses)	119,035	(7,396)	(18,008)	(14,789)
Net loss	$(952,771)	$(324,788)	$(2,435,215)	$(356,128)

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 14, 2025, the date at which the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as noted below.

Subsequent to June 30, 2025, the Company drew an additional amount of approximately $354,000 under the LOC.

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

We are combining unique expertise and personnel to develop, improve and undertake efforts to commercialize ionization rainfall generation technology that enhances rainfall when conditions are appropriate in the atmosphere. We are building our core platform with software, meteorology, hardware, product design and operations to make rainfall generation more dependable. We aim to improve the existing rainfall generation technologies by introducing robust measurement tools, including automation technology, rain gauges, and weather stations, to more precisely quantify the positive water benefit it expects to deliver to millions globally.

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

Business Combination Updates

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

PIPE Subscriptions Receivable

On February 6, 2025, we received $650,000 of the PIPE investment subscription receivable jn connection with the Business Combination as described in our Annual Report on Form 10-K filed with the SEC on April 16, 2025.

Forward Purchase Agreement with Meteora

Also in connection with the Business Combination, on December 30, 2024, we entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Meteora Capital Partners, LP and affiliated funds (“Meteora”) for an OTC equity prepaid forward transaction as described in our Annual Report on Form 10-K filed with the SEC on April 16, 2025.

We determined that the prepaid Forward Purchase Agreement is a hybrid instrument with an embedded derivative (forward purchase contract), which meets the definition of a derivative and does not meet the criteria for the derivative accounting scope exception in ASC 815. As such, the embedded derivative is recognized initially and subsequently at fair value, with changes in fair value reported in earnings in accordance with ASC 815. Because the bifurcated embedded derivative is a forward contract, it must have an initial fair value of zero. As a result, the prepayment amount was allocated entirely to the host contract, which represents a receivable classified as contra-equity. Any shares issued under the Forward Purchase Agreement were accounted for and classified as issued and outstanding for accounting purposes.

Until the earlier of 1) the maturity date, and 2) the date that gross proceeds from the sale of the shares by Meteora equal 100% of the “Prepayment Shortfall”, we recognize a liability for the Prepayment Shortfall at fair value, with subsequent changes in fair value recognized in our unaudited condensed consolidated statements of operations each reporting period until the Maturity Date. As of June 30, 2025 and December 31, 2024, the value of the shortfall payment liability at its maximum value of approximately $21,000 remained unchanged.

Recent Developments

Appointment of Directors

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies.

In connection with their appointments to the Board, Mr. Reardon and Mr. Peperzak each entered into Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of our company’s non-employee directors. Additionally, effective as of April 4, 2025, we entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, we agreed to pay to each board member (i) subject to approval by the Board and Compensation Committee, a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board.

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

Plan of Operations

12-Month Plan

RWT has two fully built rain generation systems. The systems were built by a leading ionization rainfall generation engineer, and have undergone rigorous evaluation, testing, and documentation. These units arrived in the U.S. in July 2025 and we expect to execute our first client contract and begin the installation process in the third quarter of 2025.

In March 2025, we began planning the development of ten additional rain generation systems for deployment in new locations and we expect to begin the installation process in 2026. While we have begun documenting the sourcing, manufacturing, and building processes, we will collaborate with highly skilled technical advisors to develop a step-by-step training manual that can be scaled as our system volume increases. While systematically documenting the process, we will also explore ways to enhance efficiency and scalability, such as reviewing the bill of materials to domesticate component sourcing and initiating the request-for-proposal process with prospective U.S.-based manufacturers.

We are actively hiring and plan to recruit additional personnel to support sales, operations, or climate science functions by the end of 2025.

As described above, we are planning and preparing for the installation of our system at our first location in the third quarter of 2025. This process will include securing the services of a consultant in the area. We will collaborate with the consultant to obtain all necessary building permits, which we anticipate will be similar to those required for cell tower installations and should be acquired efficiently and at a reasonable cost.

Once the rain generation systems are installed at our first location, we will aim to begin development of a rain gauge with our intellectual property to assist with automating the operation of both the installed system and future systems based on local weather conditions.

The regions where we install our systems are expected to host one or more systems to serve one or multiple clients. Our goal is to install the systems in a way that creates contiguous or overlapping areas of potential rainfall enhancement. Depending on updrafts, humidity, and other weather conditions, each installed system is expected to generate rainfall within an area of approximately 230,000 acres and 360 square miles. Site selection will be prioritized based on client engagement, projected returns for the company, and expected local weather and topography. We anticipate that our supply chain will support the manufacturing and installation of additional systems during 2026, allowing RWT to scale operations rapidly as client referral effects drive increased demand.

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

Going Concern Consideration

In connection with our management’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Classification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” we evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment considers our current cash position, projected cash requirements, and its ability to obtain additional funding.

As of June 30, 2025, we had approximately $16,000 in cash and had a working capital deficit of approximately $8.3 million. We expect to continue incurring expenses as we scale our operations and begin to generate revenue. While we intend to fund future operations using available capacity under our line of credit (“LOC”) and projected cash flows from operations, the absence of revenue to date raises substantial doubt about its ability to continue as a going concern.

Our management’s plans to address this uncertainty include reducing expenditures and seeking additional financing through debt, equity, or a combination of both. However, there is no assurance that such funding will be available on acceptable terms, or at all.

Accordingly, our management has determined that we do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the three months ended June 30, 2025, we had net loss of approximately $953,000, which consisted of general and administrative expenses of approximately $1.1 million (primarily related to personnel costs, professional services including quarterly audit, marketing, and other corporate operating expenses), amortization expenses of approximately $3,000, a loss due to change in fair value of warrant liability of $72,500, and interest expenses and minimal tax expenses and interest income from operating account of approximately $34,000, partially offset by gain from settlement with vendor of approximately $226,000.

For the six months ended June 30, 2025, we had net loss of approximately $2.4 million, which consisted of general and administrative expenses of approximately $2.4 million (primarily related to personnel costs, professional services including annual audit, marketing, and other corporate operating expenses), amortization expenses of approximately $6,000, a loss due to change in fair value of warrant liability of $162,500, and interest expenses and minimal tax expenses and interest income from operating account of approximately $81,000, partially offset by gain from settlement with vendor of approximately $226,000.

For the three months ended June 30, 2024, we had net loss of approximately $325,000, which consisted of general and administrative expenses of approximately $315,000, amortization expenses of approximately $3,000 and interest expense in connection with the note payable to related parties of approximately $7,000.

For the six months ended June 30, 2024, we had net loss of approximately $356,000, which consisted of general and administrative expenses of approximately $335,000, amortization expenses of approximately $6,000 and interest expense in connection with the note payable to related parties of approximately $15,000.

Cash Flows

For the six months ended June 30, 2025, net cash used in operating activities was approximately $1.4 million, net cash used in investing activities was approximately $613,000, and net cash provided by financing activities was approximately $2.0 million. Net loss of approximately $2.4 million, and gain from settlement with vendor of approximately $226,000, partially offset by changes in operating assets and liabilities of approximately $39,000, amortization expense of approximately $6,000, approximately $1.1 million paid by related parties on behalf of RWT, and change in fair value of warrant liability of $162,500, resulted in approximately $1.4 million of net cash used in operating activities. Cash used in investing activities consisted solely of payment for building Equipment of approximately $613,000. Cash provided by financing activities resulted from proceeds from payment of subscription receivable of $650,000 and proceeds from drawdowns under the LOC of approximately $1.3 million.

For the six months ended June 30, 2024, net cash provided by operating activities was approximately $46,000, net cash used in investing activities was approximately $45,000, and net cash provided by financing activities was $415,000. Net loss of approximately $356,000 was partially offset by amortization expense of approximately $6,000, expenses paid by related parties on behalf of RWT of approximately $228,000, and changes in operating assets and liabilities of approximately $76,000, resulted in net cash used in operating activities of approximately $46,000. Cash used in investing activities consisted solely of payment for building Equipment of approximately $45,000. Cash provided by financing activities resulted solely from proceeds from subscription payable of $415,000.

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

Consulting Agreement for Rainfall Ionization Equipment

We entered into a consulting agreement to engage our senior technology advisor (“Technical Advisor”) in 2022, pursuant to which we agreed to pay the Technical Advisor a one-time fee upon execution of the agreement and a consulting fee of AUD 250,000 per year (equivalent to approximately $170,000 as of the effective date). In February, the agreement was amended to increase the annual consulting fee to $186,000, and in June 2025, it was further increased to $252,000 in exchange for the consultant assuming additional role and responsibilities. The agreement also provides for success fees payable upon the achievement of specified sales and development milestones, which remain unchanged.

In connection with the consulting agreement, we also agreed to obtain from the Technical Advisor an irrevocable, perpetual, non-exclusive license under certain engineering designs in connection with rainfall ionization equipment and systems. We fully paid this amount of $83,750 in June 2023.

Related Party Transactions

Note Payable and Line of Credit from Related Parties

On February 2, 2023, RWT issued a promissory note (the “Note”) to its former CEO, Mr. You and Mr. de Masi for an aggregate amount of $600,000. The Note has an annual interest rate of 5% and is currently due on demand.

On December 30, 2024, Holdco entered into a loan agreement (the “Loan Agreement”) with RHY Management LLC (“RHY”), an affiliate of Harry You, our Chairman, pursuant to which RHY agreed to issue an LOC to Holdco for up to $7 million, in addition to the Rollover amount described below (such amounts borrowed under the LOC, together with the Rollover, the “Loan”). The Loan bears interest at the greater of 5% per annum or the applicable IRS short-term rate in the month of each drawdown (“Interest Rate”), payable quarterly in arrears. If a quarterly payment is missed, the loan balance increases by an amount equal to the principal multiplied by the 2% Default Rate (as defined below). If an event of default has occurred and is continuing, then upon written notice by RHY to Holdco, the outstanding principal balance and any unpaid accrued interest will accrue interest at 2% above the Interest Rate (the “Default Rate”).

Prior to closing of the Business Combination, the outstanding amount that Coliseum and RWT owed to Mr. You and his affiliates was approximately $3.1 million. The Rollover amounts were assigned to and assumed by Holdco and are treated for all purposes as Loans outstanding under the Loan Agreement. The Rollover amount does not reduce the $7 million funding available to the Company under the LOC. As a result, as of December 31, 2024, we had approximately $3.1 million outstanding under the LOC, comprised solely of the Rollover amount.

As of June 30, 2025, we had drawn approximately $2.4 million under the LOC, bringing the total outstanding balance under the Loan Agreement to approximately $5.5 million (including the $3.1 million Rollover). Subsequent to June 30, 2025, we drew an additional amount of approximately $354,000 under the LOC.

As of June 30, 2025 and December 31, 2024, we had an outstanding accrued interest balance in connection with both the Note and the LOC of approximately $118,000 and $38,000, respectively.

Employment Agreement

Effective January 2, 2025, we entered into a binding offer letter (the “Offer Letter”), which was later amended on June 27, 2025, with our new CEO, Mr. Seidl. Pursuant to the amended Offer Letter, we agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, subject to Board approval, and (iii) a cash bonus of $5.82 million (the “Retention Bonus”) payable on the earlier of (x) December 31, 2028, (y) the date on which we terminate the CEO’s employment without cause, or (z) the date on which a change of control is consummated. We accrue the Retention Bonus over the period of service. As of June 30, 2025, we accrued approximately $14,000 of Retention Bonus in accrued expenses to related party in the accompanying unaudited condensed consolidated balance sheet.

In addition, subject to approval by the Board and the Compensation Committee, Mr. Seidl is also entitled to equity awards under our equity incentive plan. As of June 30, 2025, no equity awards have been granted.

Board Agreement

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies.

In connection with their appointments to the Board, Mr. Reardon and Mr. Peperzak each entered into the Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of our company’s non-employee directors. Additionally, effective as of April 4, 2025, we entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, we agreed to pay to each Board member (i) subject to approval by the Board and compensation committee of the Board (the “Compensation Committee”), a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board. We recognized an aggregate of $100,000 in connection with such agreement during the three and six months ended June 30, 2025 within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of June 30, 2025, there has been no grants of restricted stock.

Termination Letter

As discussed above, pursuant to the Termination Letter, in lieu of all other compensation and payments of any kind due and payable to Mr. Riley, we agreed to pay Mr. Riley an aggregate of $124,500, payable in 18 monthly installments beginning in February 2025 in consideration for his past services. We recognized approximately $21,000 and approximately $35,000 in connection with such agreement during the three and six months ended June 30, 2025, respectively, within general and administrative expenses in the accompanying unaudited condensed statements of operations. Additionally, conditioned on approval by the Compensation Committee of the Board, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A Common Stock vesting one year from the date of grant. As of June 30, 2025, the stock has not been granted.

Segments

We operate and manage the business as one reportable and operating segment, which is the business of developing, manufacturing and commercializing ionization rainfall generation technology. Our chief executive officer, who is the chief operating decision maker, or CODM, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance.

Off-Balance Sheet Arrangements

We did not have off-balance sheet arrangements as of June 30, 2025, and do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

While our significant accounting policies are described in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Annual Report, our management believes there was no critical accounting estimates identified during the three and six months ended June 30, 2025 and 2024.

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

Equipment

We capitalize our cost to build its rainfall ionization equipment (the “Equipment”), including materials and allocated labor costs. In July 2023, we finished building the Equipment and transferred its capitalized cost from Construction in-process to Equipment. As soon as the Equipment is placed in service upon agreement with the customers, we will begin to depreciate those assets on a straight- line basis over the estimated useful lives of the assets, generally 10 to 15 years. At the time of retirement or other disposition of the Equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. As of June 30, 2025, no Equipment has been placed in service.

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

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. We assess the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. As of June 30, 2025, we did not have any intangible assets with indefinite useful lives.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding and the preparation of the Company’s consolidated financial statements and required disclosures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness discussed below. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

As previously disclosed, in connection with the restatement of RWT’s audited financial statements as of and for the year ended December 31, 2023 and as of December 31, 2022 and for the period from November 10, 2022 (inception) through December 31, 2022, RWT’s management identified a material weakness in RWT’s internal controls over financial reporting regarding the calculation of deferred tax assets and disclosure of income taxes in accordance with FASB ASC 740. Upon the completion of the Business Combination, RWT became a wholly-owned subsidiary of the Company. In connection with the preparation and audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2024, management determined that such material weakness had not been remediated as of June 30, 2025.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 16, 2025 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our management has determined that there exists substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these unaudited condensed consolidated financial statements. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed consolidated financial statements. Management’s plans to address this uncertainty include reducing expenditures and seeking additional financing through debt, equity, or a combination of both. However, there is no assurance that such funding will be available on acceptable terms, or at all. The unaudited condensed consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit No.	Description
10.1+	Form of Director Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 7, 2025).
10.2+	Retention Bonus Agreement, dated as of June 27, 2025, by and between Rain Enhancement Technologies, Inc. and Randall Seidl (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 3, 2025).
10.3+	Amendment to Employment Agreement, dated June 27, 2025, by and between Rain Enhancement Technologies, Inc. and Randall Seidl (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 3, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rain Enhancement Technologies Holdco, Inc.

Date: August 14, 2025	By:	/s/ Randall Seidl
Name: Randall Seidl
Title: Chief Executive Officer and Director

Date: August 14, 2025	By:	/s/ Oanh Truong
Name: Oanh Truong
Title: Interim Chief Financial Officer