Form 10-Q
period 2025-09-30
Rain Enhancement Technologies Holdco, Inc.
filed 2025-11-13
CIK 2028293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 8,131,081 shares of the registrant’s Class A common stock, par value $0.0001 per share (including 602,320 restricted stock awards), and 57,752 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Current assets:
Cash	$236,735	$32,604
Prepaid expenses	349,080	12,335
Deferred financing costs	-	75,000
Subscription receivable	-	650,000
Total current assets	585,815	769,939
Equipment	414,034	414,034
Construction in-process equipment	858,492	-
Intangible assets, net	83,670	92,427
Total Assets	$1,942,011	$1,276,400

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$2,284,222	$1,946,931
Accrued expenses	611,753	700,000
Accrued expenses - related party	415,714	-
Line of credit - related party	6,598,673	3,110,149
Note payable from related parties	400,000	400,000
Accrued interest - related parties	361,590	38,192
Shortfall payment liability	20,636	20,636
Total current liabilities	10,692,588	6,215,908
Derivative warrant liabilities	825,000	350,000
Total liabilities	11,517,588	6,565,908

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Class A common stock, $0.0001 par value; 30,000,000 shares authorized; 8,131,081 and 7,528,761 shares (including 602,320 and 0 restricted stock awards as of September 30, 2025 and December 31, 2024, respectively) issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	813	753
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 57,752 shares issued and outstanding as of September 30, 2025 and December 31, 2024	6	6
Additional paid-in capital	1,313,605	964,335
Accumulated deficit	(10,890,001)	(6,254,602)
Total stockholders’ deficit	(9,575,577)	(5,289,508)
Total Liabilities and Stockholders’ Deficit	$1,942,011	$1,276,400

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Installation costs	$55,594	$-	$74,284	$-
General and administrative expenses	1,539,719	2,997,306	3,930,914	3,332,582
Research and development expenses	46,243	-	47,727	-
Corporate tax expenses	-	-	912	225
Amortization expenses	2,919	2,919	8,757	8,757
Loss from operations	(1,644,475)	(3,000,225)	(4,062,594)	(3,341,564)

Other income (expenses):
Change in fair value of warrant liability	(312,500)	-	(475,000)	-
Gain from settlement with vendor	-	-	225,517	-
Interest expense	(243,225)	(7,479)	(323,398)	(22,274)
Interest income earned from operating cash	16	58	76	64
Total other expenses	(555,709)	(7,421)	(572,805)	(22,210)

Net loss	$(2,200,184)	$(3,007,646)	$(4,635,399)	$(3,363,774)

Weighted average Class A common stock outstanding, basic and diluted	7,528,761	636,488	7,528,761	1,816,340
Basic and diluted net loss per Class A common stock	$(0.29)	$(4.67)	$(0.61)	$(1.84)

Weighted average Class B common stock outstanding, basic and diluted	57,752	8,009	57,752	8,009
Basic and diluted net loss per Class B common stock	$(0.29)	$(4.67)	$(0.61)	$(1.84)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three and nine months ended September 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,528,761	$753	57,752	$6	$964,335	$(6,254,602)	$(5,289,508)
Net loss	-	-	-	-	-	(1,482,444)	(1,482,444)
Balance - March 31, 2025 (unaudited)	7,528,761	753	57,752	6	964,335	(7,737,046)	(6,771,952)
Net loss	-	-	-	-	-	(952,771)	(952,771)
Balance - June 30, 2025 (unaudited)	7,528,761	753	57,752	6	964,335	(8,689,817)	(7,724,723)
Issuance of restricted stock awards to management	602,320	60	-	-	349,270	-	349,330
Net loss	-	-	-	-	-	(2,200,184)	(2,200,184)
Balance - September 30, 2025 (unaudited)	8,131,081	$813	57,752	$6	$1,313,605	(10,890,001)	$(9,575,577)

	For the three and nine months ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Subscription	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance - December 31, 2023	-	$-	-	$-	$-	$1,083,966	$(1,720,841)	$(636,875)
Retroactive application of Business Combination (Note 1)	1,766,554	177	-	-	-	(177)	-	-
Balance - December 31, 2023, recasted	1,766,554	177	-	-	-	1,083,789	(1,720,841)	(636,875)
Net loss	-	-	-	-	-	-	(31,340)	(31,340)
Balance - March 31, 2024 (unaudited)	1,766,554	177	-	-	-	1,083,789	(1,752,181)	(668,215)
Net loss	-	-	-	-	-	-	(324,788)	(324,788)
Balance - June 30, 2024 (unaudited)	1,766,554	$177	-	$-	$-	$1,083,789	$(2,076,969)	$(993,003)
Issuance of RET’s Class A common stock	358,985	36	-	-	(400,000)	739,964	-	340,000
Issuance of RET’s Class B common stock	-	-	57,752	6	(50,000)	124,994	-	75,000
Stock based compensation expense	-	-	-	-	-	2,777,507	-	2,777,507
Net loss	-	-	-	-	-	-	(3,007,646)	(3,007,646)
Balance - September 30, 2024 (unaudited)	2,125,539	$213	57,752	$6	$(450,000)	$4,726,254	$(5,084,615)	$(808,142)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(4,635,399)	$(3,363,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	8,757	8,757
General and administrative expenses advanced by related parties	1,451,589	195,663
Stock based compensation expense	349,330	2,777,507
Change in fair value of warrant liability	475,000	-
Gain from settlement with vendor	(225,517)	-
Changes in operating assets and liabilities:
Prepaid expenses	(336,745)	(2,395)
Deferred financing costs	75,000	-
Accounts payable	562,808	206,182
Accrued expenses	(88,247)	(10,650)
Accrued expenses - related party	415,714	-
Accrued interest - related parties	323,398	22,274
Tax payable	-	(225)
Net cash used in operating activities	(1,624,312)	(166,661)

Cash Flows from Investing Activities:
Capital expenditures for equipment	(858,492)	(45,827)
Net cash used in investing activities	(858,492)	(45,827)

Cash Flows from Financing Activities:
Proceeds from draw down under line of credit	2,036,935	-
Proceeds from payment of subscription receivable	650,000	-
Proceeds from issuance of RET’s Class A common stock	-	340,000
Proceeds from issuance of RET’s Class B common stock	-	75,000
Net cash provided by financing activities	2,686,935	415,000

Net change in cash	204,131	202,512

Cash - beginning of the period	32,604	37,345
Cash - end of the period	$236,735	$239,857

Supplemental disclosure of noncash activities:
Subscription receivable	$-	$450,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 1 — Description of Organization and Business Operations

Description of Business

Rain Enhancement Technologies Holdco, Inc. (the “Company” or “Holdco”) was formed in Massachusetts to combine unique expertise, machine learning, and existing tools and ionization units to develop, improve and commercialize ionization rainfall generation technology. The Company plans to develop improvements on existing rainfall generation technologies by leveraging robust measurement tools, including software monitoring technology, machine learning, rain gauges, and weather stations.

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

Recent Developments

Nasdaq Compliance Notices

On February 18, 2025, the Company received written notice (the “MVLS Notice”) from the Listing Qualifications Staff (“Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) which notified the Company that, for the 30 consecutive business days ended February 14, 2025, the Company’s market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). Also on February 18, 2025, the Company received written notice (the “MVPHS Notice”) from the Staff that for the 30 consecutive business days ended February 14, 2025, the Company’s market value of publicly held securities (“MVPHS”) closed below the $15,000,000 MVPHS threshold required for continued listing on Nasdaq under Nasdaq Listing Rule 5450(b)(2)C) (the “MVPHS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company had 180 calendar days, or until August 18, 2025, to regain compliance with each of the MVLS Rule and the MVPHS Rule.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

On August 19, 2025, the Company received a notice (the “Notice”) from the Staff indicating that the Company had not regained compliance with either the MVLS Rule or the MVPHS Rule and, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on August 28, 2025.

The Company submitted its timely request for a hearing before the Panel on August 21, 2025, to request additional time to regain compliance with the MVLS Rule and the MVPHS Rule. As part of the compliance plan submitted to the Panel, the Company requested a transfer of its listing from the Nasdaq Global Market to the Nasdaq Capital Market. A hearing before the Panel was held on September 18, 2025 and on October 14, 2025, the Panel granted the Company’s request for continued listing on Nasdaq, subject to the Company’s application to transfer its listing from the Nasdaq Global Market to the Nasdaq Capital Market on or before October 20, 2025, and its demonstration of compliance with all listing rules of the Nasdaq Capital Market on or before October 31, 2025.

The Company applied for listing on the Nasdaq Capital Market and demonstrated compliance with all of the listing rules of the Nasdaq Capital Market, and Nasdaq approved the listing of the Company’s securities on the Nasdaq Capital Market. In connection with the approval of the Company’s application, the listing qualifications staff of Nasdaq indicated that the Company’s previously disclosed deficiencies are cured.

The Company’s Class A common stock and warrants will continue to trade under the symbol “RAIN” and “RAINW”, respectively. This transfer does not affect the Company’s business operations, which continue as normal.

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

As of September 30, 2025, the Company had approximately $237,000 in cash and had a working capital deficit of approximately $10.1 million. The Company expects to continue incurring expenses as it scales its operations and begins to generate revenue. While the Company intends to fund future operations using available capacity under its LOC (as defined in Note 6) and projected cash flows from operations, the absence of revenue to date raises substantial doubt about its ability to continue as a going concern.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, these unaudited condensed consolidated financial statements do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three and nine months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

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

SEPTEMBER 30, 2025

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

During the three and nine months ended September 30, 2025 and 2024, the only foreign currency transaction the Company incurred was the amount paid to its senior technology advisor in Australian Dollars. The amount of these foreign currency payments was translated into U.S. dollars.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Equipment as of September 30, 2025 and December 31, 2024 was comprised of the following:

	September 30, 2025	December 31, 2024
Equipment:
Rainfall ionization equipment and systems, in-process	$858,492	$-
Rainfall ionization equipment and systems, completed	414,034	414,034
Total	$1,272,526	$414,034

As soon as the Equipment is placed in service upon agreement with other parties, the Company will begin to depreciate those assets on a straight-line basis over the estimated useful lives of the assets, generally 10 to 15 years. At the time of retirement or other disposition of the Equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The Company completed installation and placed its Equipment in service in the first week of November 2025, at which point depreciation commenced. The Company incurred an aggregate of $56,000 and $74,000 for the three and nine months ended September 30, 2025, respectively, in installation costs to prepare its units for service readiness in the accompanying unaudited condensed statements of operations.

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

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. As of September 30, 2025 and December 31, 2024, the Company did not have any intangible assets with indefinite useful lives.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of expenditures incurred in the discovery and development of new products, processes or services and the improvement of existing products, processes or services and the cost of conducting trials.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Leases

The Company follows the guidance of ASC 842, “Leases,” which requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability for virtually all leases. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be.

The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term land leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with these leases are recognized and presented in the same manner as for all other Company leases.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2025 and December 31, 2024, the Company had approximately $1.8 million and $824,000, respectively, in deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception.

Net Loss Per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including restricted stock awards (“RSAs”), warrants, and stock options, to the extent dilutive. Stock options and warrants with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net income (loss) per share as their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2025 and 2024, due to a net loss, all potential shares of common stock were not included in the calculation of dilutive net loss per share as their effect would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for the periods presented.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The net loss per share presented in the unaudited condensed consolidated statements of operations is based on the following for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025		2024
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(2,183,435)	$(16,749)	$(2,970,269)	$(37,377)

Denominator:
Basic and diluted weighted average share outstanding	7,528,761	57,752	636,488	8,009

Basic and diluted net loss per common share	$(0.29)	$(0.29)	$(4.67)	$(4.67)

	For the nine months ended September 30,
	2025		2024
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(4,600,112)	$(35,287)	$(3,349,006)	$(14,768)

Denominator:
Basic and diluted weighted average share outstanding	7,528,761	57,752	1,816,340	8,009

Basic and diluted net loss per common share	$(0.61)	$(0.61)	$(1.84)	$(1.84)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company will adopt ASU 2023-09 in its fourth quarter of 2025 for the period ending December 31, 2025, and the adoption will impact only the disclosures with no material impact on the Company’s consolidated financial statements.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 3 — Business Combination Updates

PIPE Subscriptions Receivable

On February 6, 2025, Holdco received $650,000 of the PIPE investment subscription receivable jn connection with the Business Combination as described in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025.

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

Until the earlier of 1) the maturity date, and 2) the date that gross proceeds from the sale of the shares by Meteora equal 100% of the “Prepayment Shortfall”, the Company recognizes a liability for the Prepayment Shortfall at fair value, with subsequent changes in fair value recognized in the Company’s unaudited condensed consolidated statements of operations each reporting period until the Maturity Date. As of September 30, 2025 and December 31, 2024, the value of the shortfall payment liability at its maximum value of approximately $21,000 remained unchanged.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Intangible Assets

Intangible assets as of September 30, 2025 and December 31, 2024 are composed of licenses under certain patents and designs for weather modification and rainfall ionization equipment to Dr. Anderson and the Technical Advisor as discussed above.

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

Intangible assets as of September 30, 2025 and December 31, 2024 were comprised of the following:

		Carrying Value
	Weighted Average Useful Life (Years)	September 30, 2025	December 31, 2024
Intangible assets:
Licensed technology for weather modification	10	$33,000	$33,000
Purchased intellectual property for rainfall ionization equipment	10	$83,750	83,750
Less:
Accumulated amortization		(33,080)	(24,323)
Total intangible assets, net		$83,670	$92,427

The Company incurred approximately $3,000 and $9,000 in amortization expenses for each of the three and nine months ended September 30, 2025 and 2024, which is included in the accompanying unaudited condensed consolidated statements of operations. The intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. For the three and nine months ended September 30, 2025 and 2024, there were no impairment charges associated with the Company’s intangible assets.

Note 5 — Commercial Agreements

Leases

On September 10, 2025, the Company entered into a lease agreement to lease a parcel of land in Colorado (“Colorado Lease”), which served as its installation site for the Company’s first Equipment unit. The lease commencement date is the date selected by the Company within 30 days following the applicable government hearing granting permission for use. The Company obtained its permit on October 29, 2025, and selected November 1, 2025 as the lease commencement date. The lease has an initial term of a one year and includes four options to extend the term, each for an additional one-year period. Under the Colorado Lease, the Company is required to make an upfront payment of $2,500 upon commencement date and pay a monthly base rate of $2,500, which will automatically increase for each extension term at the rate of 5%.

On September 21, 2025, the Company entered into another land lease agreement for a parcel of land in Utah (“Utah Lease”). The lease commencement date is the date selected by the Company within 30 days following the applicable government hearing granting permission for use. The lease has an initial term of one year and includes four options to extend the term, each for an additional one-year period. The Company has not obtained its permit. The Utah Lease has a monthly base rate of $200, which will automatically increase for each extension term at the rate of 5%.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 6 — Related Party Transactions

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

As of September 30, 2025, the Company had drawn approximately $3.5 million under the LOC, bringing the total outstanding balance under the Loan Agreement to approximately $6.6 million (including the $3.1 million Rollover). Subsequent to September 30, 2025, the Company drew an additional amount of approximately $310,000 under the LOC.

As of September 30, 2025 and December 31, 2024, the Company had an outstanding accrued interest balance in connection with both the Note and the LOC of approximately $362,000 and $38,000, respectively.

Employment Agreement

Effective January 2, 2025, RWT entered into a binding offer letter (the “Offer Letter”), which was later amended on June 27, 2025, with its new CEO, Mr. Seidl. Pursuant the amended Offer Letter, Holdco agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, subject to Board approval and (iii) a cash bonus of $5.82 million (the “Retention Bonus”) payable on the earlier of (x) December 31, 2028, (y) the date on which the Company terminates the CEO’s employment without cause, or (z) the date on which a change of control is consummated. The Company accrues the Retention Bonus over the period of service. As of September 30, 2025, the Company accrued approximately $416,000 of Retention Bonus in accrued expenses to related party in the accompanying unaudited condensed consolidated balance sheet.

In addition, subject to approval by the Board and the Compensation Committee, Mr. Seidl is also entitled to equity awards under the Company’s equity incentive plan. On September 5, 2025, the Company granted 602,320 RSAs to Mr. Seidl, 50% of which shall vest on January 1, 2026 and 50% of which shall vest on January 1, 2027, subject to continued employment or service through such vesting date.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Board of Directors Agreement

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies.

In connection with their appointments to the Board, Mr. Reardon and Mr. Peperzak each entered into Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of the Company’s non-employee directors (the “Director Agreements”). Additionally, effective as of April 4, 2025, the Company entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, the Company agreed to pay to each Board member (i) subject to approval by the Board and compensation committee of the Board (the “Compensation Committee”), a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board. The Company recognized an aggregate of $100,000 in connection with such agreement during the three and nine months ended September 30, 2025 within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of September 30, 2025, there has been no grants of restricted stock.

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

Pursuant to the Termination Letter, in lieu of all other compensation and payments of any kind due and payable to Mr. Riley, the Company agreed to pay Mr. Riley an aggregate of $124,500, payable in 18 monthly installments beginning in February 2025 in consideration for his past services. As of September 30, 2025, the Company had an aggregate of approximately $69,000 in outstanding amount in connection with such agreement that was included in accrued expenses in the accompanying unaudited condensed balance sheet. Additionally, conditioned on approval by the Compensation Committee of the Board, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A Common Stock of the Company vesting one year from the date of grant. As of September 30, 2025, the stock has not been granted.

Note 7 — Warrants

As of September 30, 2025 and December 31, 2024, the Company has 5,000,000 warrants to purchase Holdco Class A Common Stock (“Warrants”) outstanding, which was the rollover of the 5,000,000 Coliseum Public Warrants upon closing of the Business Combination. The Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants became exercisable on January 31, 2025 and will expire on December 31, 2029 at 5:00 p.m., New York City time, or earlier upon liquidation. Each Warrant entitles the holder thereof to purchase one share of Class A Common Stock at an initial exercise price of $11.50 per share and exercisable on a cashless basis under certain circumstances specified in the warrant agreement.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 8 — Fair Value Measurements

Financial liabilities measured at fair value during the periods on a recurring basis consisted of the following as of September 30, 2025 and December 31, 2024:

September 30, 2025

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liability – Public Warrants	$-	$825,000	$-	$825,000
Shortfall payment liability	-	-	20,636	20,636
Total financial liabilities	$-	$825,000	$20,636	$845,636

December 31, 2024

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liability – Public Warrants	$-	$350,000	$-	$350,000
Shortfall payment liability	-	-	20,636	20,636
Total financial liabilities	$-	$350,000	$20,636	$370,636

The Warrants are listed on the Nasdaq under the ticker “RAINW”. As of September 30, 2025 and December 31, 2024, the fair value measurements for the Warrants were classified as Level 2 due to low trading volume.

During the three and nine months ended September 30, 2025, there were no transfers between levels of the fair value hierarchy.

Note 9 — Stockholders’ Deficit

Shares Authorization

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Holdco Incentive Plan

Effective December 31, 2024, in connection with the Closing, the Company adopted 2024 Equity Incentive (the “2024 Incentive Plan”), which authorizes the grant of equity and equity-based incentive awards to officers, employees, non-employee directors and consultants.

Holdco initially reserved 747,168 shares of Class A Common Stock for the issuance of awards under the 2024 Incentive Plan. The number of shares reserved for issuance under the 2024 Incentive Plan will increase automatically on January 1 of each of 2025 through 2034 by the number of shares equal to 5.0% of the total number of outstanding shares (rounded down to the nearest whole share) of Class A Common Stock as of December 31 of the immediately preceding year. Notwithstanding anything to the contrary in the 2024 Incentive Plan, no more than the number of shares of Class A Common Stock initially reserved under the 2024 Incentive Plan may be issued pursuant to the exercise of incentive stock options (“ISOs”) under the 2024 Incentive Plan.

Shares of Class A Common Stock underlying awards that are forfeited, canceled, expire unexercised, or are settled in cash will again become available for issuance under the 2024 Incentive Plan. In the event of any change in Holdco’s capitalization, the plan’s Compensation Committee may, in its sole discretion, make equitable adjustments to (i) the number of shares reserved under the plan, (ii) the number of shares subject to outstanding awards, (iii) applicable award limits, and (iv) the exercise price of outstanding options.

The 2024 Incentive Plan has a term of 10 years from December 31, 2024, after which no additional awards may be granted. The Board may amend, suspend, or terminate the plan at any time, subject to stockholder approval to the extent required by law or the plan’s provisions.

As of September 30, 2025, the Company issued 602,320 RSAs under the 2024 Incentive Plan to Mr. Seidl as described above, leaving 144,848 shares reserved and unissued under the plan.

Holdco Preferred Stock

As of September 30, 2025 and December 31, 2024, there was no preferred shares outstanding, as retroactively restated to reflect the Business Combination.

Holdco Class A Common Stock

As of September 30, 2025 and December 31, 2024, the Company had an aggregate of 7,528,761 shares (excluding 602,320 restricted stock awards), of Class A Common Stock issued and outstanding as a result of the conversion and issuance of shares in connection with the closing of the Business Combination as discussed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025.

Holdco Class B Common Stock

As of September 30, 2025 and December 31, 2024, the Company had an aggregate of 57,752 shares of Class B Common Stock issued and outstanding as a result of the conversion of shares in connection with the closing of the Business Combination as discussed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025.

Stock Options

On August 23, 2024, the Company granted 1,433,892 and 716,946 options, as retroactively restated to reflect the Business Combination, to purchase RWT’s Class A common stock to Harry You and Niccolo de Masi, respectively. The options expire ten years from the date of grant, had an exercise price of $2.06 and were fully vested upon the grant date. As of September 30, 2025 and December 31, 2024, the Company had an aggregate of 2,150,838 options issued and outstanding.

Restricted Stock Awards (RSAs)

RSAs are awards of common stock that are legally issued and outstanding. RSAs are subject to time-based restrictions on transfer and unvested portions are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the lapse of the restrictions or does not meet certain performance conditions.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following summarizes the Company’s restricted stock award activity and the RSAs outstanding:

		Weighted Average	Weighted Average Remaining
	Shares	Grant Date Fair Value	Contractual Life (in years)
Unvested at June 30, 2025	-	$-
Granted	602,320	4.40
Forfeited	-	-
Vested	-	-
Unvested at September 30, 2025	602,320	4.40	0.75

The aggregate fair value was calculated based on the closing market price of the Company’s common stock on the date of grant and is recognized ratable over the vesting period. The Company recognized approximately $349,000 of stock compensation expense within the general and administrative expenses in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. As of September 30, 2025, total unrecognized compensation cost related to RSAs was approximately $2.3 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.75 years.

Note 10 — Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Installation costs	$55,594	$-	$74,284	$-
General and administrative expenses	1,115,389	219,799	3,506,584	555,300
Research and development expenses	46,243	-	47,727	-
Other significant non-cash items:
Stock based compensation expenses	349,330	2,777,507	349,330	2,777,507
Amortization expenses	2,919	2,919	8,757	8,757
Loss from operations	(1,644,475)	(3,000,225)	(3,986,682)	(3,341,564)
Total other income (expenses)	(555,709)	(7,421)	(573,717)	(22,210)
Net loss	$(2,200,184)	$(3,007,646)	$(4,635,399)	$(3,363,774)

As the Company has not earned any revenue, the key measures of segment profit or loss reviewed by the Company’s CODM are general and administrative expenses, installation and research and development expenses to monitor, manage and forecast cash to ensure enough capital is available for working capital needs. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 14, 2025, the date at which the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as noted below.

Subsequent to September 30, 2025, the Company drew an additional amount of approximately $310,000 under the LOC.

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

We are combining unique expertise and personnel to develop, improve and undertake efforts to commercialize ionization rainfall generation technology that enhances rainfall when conditions are appropriate in the atmosphere. We are building our proprietary Weather Enhancement Technology Array (“WETA”) platform with software, meteorology, hardware, product design and operations to make rainfall generation more dependable. We aim to improve the existing rainfall generation technologies by introducing robust measurement tools, including automation technology, rain gauges, and weather stations, to more precisely quantify the positive water benefit it expects to deliver to millions globally.

We aim to develop, invent, improve, manufacture, commercialize and operate technologies that enhance rainfall and elevate water reserves. We believe that our future services will yield potable water that can be used for all purposes. The projected cost (not including land costs, which are still being determined) and energy requirements for our future technology are modest on a per gallon basis for communities and ecosystems, estimated to be $0.10 per cubic meter, less than other alternative technologies. We aim to enhance agricultural, industrial and household water supplies for all the communities in which we operate by developing technology and services to serve governmental and commercial clients’ needs in creating water resiliency and abundancy.

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

Recent Developments

Business Developments

In October 2025, we announced preliminary field observations from a fog-mitigation pilot conducted in Australia using our WETA platform. The observations suggested ionization may influence fog dissipation under certain atmospheric conditions. Based on these results, we plan to conduct expanded, instrumented pilot programs in 2026 in Oregon, California, Utah and Colorado to further evaluate performance across different fog types and use cases, and we are also exploring the potential application of our technology to snow enhancement. These activities remain in the research and development stage and are not expected to generate material revenue until validation and commercialization.

In the beginning of the fourth quarter of 2025, we began installing our first two fully built rain generation systems in the United States, which are expected to be placed in service in November 2025 upon completion of installation.

Nasdaq Compliance Notices

On February 18, 2025, we received written notice (the “MVLS Notice”) from the Listing Qualifications Staff (“Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) which notified us that, for the 30 consecutive business days ended February 14, 2025, our market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). Also on February 18, 2025, we received written notice (the “MVPHS Notice”) from the Staff that for the 30 consecutive business days ended February 14, 2025, our market value of publicly held securities (“MVPHS”) closed below the $15,000,000 MVPHS threshold required for continued listing on Nasdaq under Nasdaq Listing Rule 5450(b)(2)C) (the “MVPHS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we had 180 calendar days, or until August 18, 2025, to regain compliance with each of the MVLS Rule and the MVPHS Rule.

On August 19, 2025, we received a notice (the “Notice”) from the Staff indicating that we had not regained compliance with either the MVLS Rule or the MVPHS Rule and, unless we timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), our securities would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on August 28, 2025.

We submitted its timely request for a hearing before the Panel on August 21, 2025, to request additional time to regain compliance with the MVLS Rule and the MVPHS Rule. As part of the compliance plan submitted to the Panel, we requested a transfer of our listing from the Nasdaq Global Market to the Nasdaq Capital Market. A hearing before the Panel was held on September 18, 2025 and on October 14, 2025, the Panel granted our request for continued listing on Nasdaq, subject to our application to transfer our listing from the Nasdaq Global Market to the Nasdaq Capital Market on or before October 20, 2025, and our demonstration of compliance with all listing rules of the Nasdaq Capital Market on or before October 31, 2025.

We applied for listing on the Nasdaq Capital Market and demonstrated compliance with all of the listing rules of the Nasdaq Capital Market, and Nasdaq approved the listing of our securities on the Nasdaq Capital Market. In connection with the approval of our application, the listing qualifications staff of Nasdaq indicated that our previously disclosed deficiencies are cured.

Our Class A common stock and warrants will continue to trade under the symbol “RAIN” and “RAINW”, respectively. This transfer does not affect our business operations, which continue as normal.

Plan of Operations

12-Month Plan

RWT has two fully built rain generation systems. The systems were built by a leading ionization rainfall generation engineer, and have undergone rigorous evaluation, testing, and documentation. These units arrived in the US in September 2025, and we began the installation process during the third quarter of 2025. Installation is expected to be completed in November 2025, at which point the units will be placed in service.

We have also reached the near final stage of development of ten additional rain generation systems for deployment in new locations and we expect to begin the installation process in 2026. While we have begun documenting the sourcing, manufacturing, and building processes, we will collaborate with highly skilled technical advisors to develop a step-by-step training manual that can be scaled as our system volume increases. While systematically documenting the process, we will also explore ways to enhance efficiency and scalability, such as reviewing the bill of materials to domesticate component sourcing and initiating the request-for-proposal process with prospective U.S.-based manufacturers. We are actively hiring and plan to recruit additional personnel to support sales, and operations.

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

Concurrent with placing our units into service, we are developing a rain gauge with our intellectual property to assist with automating the operation of both the installed system and future systems based on local weather conditions.

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

As of September 30, 2025, we had approximately $237,000 in cash and had a working capital deficit of approximately $10.1 million. We expect to continue incurring expenses as we scale our operations and begin to generate revenue. While we intend to fund future operations using available capacity under our line of credit (“LOC”) and projected cash flows from operations, the absence of revenue to date raises substantial doubt about its ability to continue as a going concern.

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

Results of Operations

For the three months ended September 30, 2025, we had net loss of approximately $2.2 million, which consisted of general and administrative expenses of approximately $1.5 million (primarily related to personnel costs, stock based compensation expenses, professional services including quarterly audit, marketing, and other corporate operating expenses), installation costs of approximately $56,000, research and development expenses of approximately $46,000, amortization expenses of approximately $3,000, a loss due to change in fair value of warrant liability of $312,500, and net interest expenses and interest income from operating account of approximately $243,000.

For the nine months ended September 30, 2025, we had net loss of approximately $4.6 million, which consisted of general and administrative expenses of approximately $3.9 million (primarily related to personnel costs, stock based compensation expenses, professional services including annual audit, marketing, and other corporate operating expenses), installation costs of approximately $74,000, research and development expenses of approximately $48,000, amortization expenses of approximately $9,000, a loss due to change in fair value of warrant liability of $475,000, and interest expenses and minimal tax expenses and interest income from operating account of approximately $323,000, partially offset by gain from settlement with vendor of approximately $226,000.

For the three months ended September 30, 2024, we had net loss of approximately $3.0 million, which consisted of general and administrative expenses and minimal amortization expenses of approximately $3,000 and interest expense in connection with the note payable to related parties of approximately $7,000.

For the nine months ended September 30, 2024, we had net loss of approximately $3.4 million, which consisted mainly of general and administrative expenses of approximately $3.3 million, amortization expenses of approximately $9,000 and tax and interest expenses in connection with the note payable to related parties of approximately $22,000.

Cash Flows

For the nine months ended September 30, 2025, net cash used in operating activities was approximately $1.6 million, net cash used in investing activities was approximately $858,000, and net cash provided by financing activities was approximately $2.7 million. Net loss of approximately $4.6 million, and gain from settlement with vendor of approximately $226,000, partially offset by changes in operating assets and liabilities of approximately $952,000, amortization expense of approximately $9,000, approximately $1.5 million paid by related parties on behalf of RWT, stock-based compensation expenses of approximately $349,000, and change in fair value of warrant liability of $475,000, resulted in approximately $1.6 million of net cash used in operating activities. Cash used in investing activities consisted solely of payment for building Equipment of approximately $858,000. Cash provided by financing activities resulted from proceeds from payment of subscription receivable of $650,000 and proceeds from drawdowns under the LOC of approximately $2.0 million.

For the nine months ended September 30, 2024, net cash provided by operating activities was approximately $167,000, net cash used in investing activities was approximately $46,000, and net cash provided by financing activities was $415,000. Net loss of approximately $3.4 million was partially offset by amortization expense of approximately $9,000, expenses paid by related parties on behalf of RWT of approximately $2.8 million, stock-based compensation expenses of approximately $196,000, and changes in operating assets and liabilities of approximately $215,000, resulted in net cash used in operating activities of approximately $167,000. Cash used in investing activities consisted solely of payment for building Equipment of approximately $46,000. Cash provided by financing activities resulted solely from proceeds from subscription agreements for RET’s Class A and Class B common stock of $415,000.

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

As of September 30, 2025, we had drawn approximately $3.5 million under the LOC, bringing the total outstanding balance under the Loan Agreement to approximately $6.6 million (including the $3.1 million Rollover). Subsequent to September 30, 2025, we drew an additional amount of approximately $310,000 under the LOC.

As of September 30, 2025 and December 31, 2024, we had an outstanding accrued interest balance in connection with both the Note and the LOC of approximately $362,000 and $38,000, respectively.

Employment Agreement

Effective January 2, 2025, we entered into a binding offer letter (the “Offer Letter”), which was later amended on June 27, 2025, with our new CEO, Mr. Seidl. Pursuant to the amended Offer Letter, we agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, subject to Board approval, and (iii) a cash bonus of $5.82 million (the “Retention Bonus”) payable on the earlier of (x) December 31, 2028, (y) the date on which we terminate the CEO’s employment without cause, or (z) the date on which a change of control is consummated. We accrue the Retention Bonus over the period of service. As of September 30, 2025, we accrued approximately $416,000 of Retention Bonus in accrued expenses to related party in the accompanying unaudited condensed consolidated balance sheet.

In addition, subject to approval by the Board and the Compensation Committee, Mr. Seidl is also entitled to equity awards under our equity incentive plan. On September 5, 2025, we granted 602,320 RSAs to Mr. Seidl, with 50% of which shall vest on January 1, 2026 and 50% of which shall vest on January 1, 2027, subject to continued employment or service through such vesting date.

Board Agreement

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies.

In connection with their appointments to the Board, Mr. Reardon and Mr. Peperzak each entered into the Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of our company’s non-employee directors. Additionally, effective as of April 4, 2025, we entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, we agreed to pay to each Board member (i) subject to approval by the Board and compensation committee of the Board (the “Compensation Committee”), a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board. We recognized an aggregate of $100,000 in connection with such agreement during the three and nine months ended September 30, 2025 within general and administrative expenses in the accompanying unaudited condensed statements of operations. As of September 30, 2025, there has been no grants of restricted stock.

Termination Letter

As discussed above, pursuant to the Termination Letter, in lieu of all other compensation and payments of any kind due and payable to Mr. Riley, we agreed to pay Mr. Riley an aggregate of $124,500, payable in 18 monthly installments beginning in February 2025 in consideration for his past services. As of September 30, 2025, we had an aggregate of approximately $69,000 in outstanding amount in connection with such agreement that was included in accrued expenses in the accompanying unaudited condensed balance sheet. Additionally, conditioned on approval by the Compensation Committee of the Board, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A Common Stock vesting one year from the date of grant. As of September 30, 2025, the stock has not been granted.

Segments

We operate and manage the business as one reportable and operating segment, which is the business of developing, manufacturing and commercializing ionization rainfall generation technology. Our chief executive officer, who is the chief operating decision maker, or CODM, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance.

Off-Balance Sheet Arrangements

We did not have off-balance sheet arrangements as of September 30, 2025, and do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

While our significant accounting policies are described in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Annual Report, our management believes there was no critical accounting estimates identified during the three and nine months ended September 30, 2025 and 2024.

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

Equipment

We capitalize our cost to build its rainfall ionization equipment (the “Equipment”), including materials and allocated labor costs. In July 2023, we finished building the Equipment and transferred its capitalized cost from Construction in-process to Equipment. As soon as the Equipment is placed in service upon agreement with the customers, we will begin to depreciate those assets on a straight- line basis over the estimated useful lives of the assets, generally 10 to 15 years. At the time of retirement or other disposition of the Equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations. As of September 30, 2025, no Equipment has been placed in service.

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

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. We assess the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. As of September 30, 2025, we did not have any intangible assets with indefinite useful lives.

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

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of Class A Common Stock held by non-affiliates exceeds $250.0 million as of the prior September 30, and (ii) the Company’s annual revenue exceeds $100.0 million during such completed fiscal year and the market value of the shares of Class A Common Stock held by non-affiliates exceeds $700.0 million as of the prior June 30. To the extent the Company takes advantage of such reduced disclosure obligations, it may also make comparison of the Company’s financial statements with other public companies difficult or impossible.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness discussed below. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

As previously disclosed, in connection with the restatement of RWT’s audited financial statements as of and for the year ended December 31, 2023 and as of December 31, 2022 and for the period from November 10, 2022 (inception) through December 31, 2022, RWT’s management identified a material weakness in RWT’s internal controls over financial reporting regarding the calculation of deferred tax assets and disclosure of income taxes in accordance with FASB ASC 740. Upon the completion of the Business Combination, RWT became a wholly-owned subsidiary of the Company. In connection with the preparation and audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2024, management determined that such material weakness had not been remediated as of September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 5, 2025, we granted 602,320 shares of Class A Common Stock, in the form of RSAs, to Mr. Seidl in consideration of services to be provided by Mr. Seidl. 50% of such shares shall vest on January 1, 2026 and 50% of shall vest on January 1, 2027, subject to continued employment or service through such vesting date. No underwriting discounts or commissions were paid with respect to such RSAs. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit No.	Description
10.1+	Retention Bonus Agreement, dated as of June 27, 2025, by and between Rain Enhancement Technologies, Inc. and Randall Seidl (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Rain Enhancement Technologies Holdco, Inc. with the Securities and Exchange Commission on July 3, 2025).
10.2+	Amendment to Employment Agreement, dated June 27, 2025, by and between Rain Enhancement Technologies, Inc. and Randall Seidl (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Rain Enhancement Technologies Holdco, Inc. with the Securities and Exchange Commission on July 3, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rain Enhancement Technologies Holdco, Inc.

Date: November 13, 2025	By:	/s/ Randall Seidl
		Name:	Randall Seidl
		Title:	Chief Executive Officer and Director

Date: November 13, 2025	By:	/s/ Oanh Truong
		Name:	Oanh Truong
		Title:	Interim Chief Financial Officer