Form 10-K
period 2025-12-31
Rain Enhancement Technologies Holdco, Inc.
filed 2026-04-15
CIK 2028293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025 (the last business day of the most recently completed second fiscal quarter), based on the closing price of $3.00 for shares of the registrant’s Class A common stock, was approximately $7.3 million.

As of April 15, 2026, there were 8,131,081 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 57,752 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

i

EXPLANATORY NOTE

Overview

Rain Enhancement Technologies Holdco, Inc. (the “Company” or “Holdco”) is filing this annual report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). This Form 10-K contains the Company’s audited financial statements for the year ended December 31, 2025, and restates certain financial information from the Affected Periods (as defined below).

Restatement Background

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2026, the audit committee of the board of directors of the Company, in consultation with management, determined that the Company’s previously issued unaudited condensed consolidated financial statements contained in its (i) Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2025, and (ii) Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2025, filed with the SEC on August 14, 2025 (the “Affected Periods”), should no longer be relied upon due to an error in the accounting for financed insurance premiums. The misstatement affected the presentation of prepaid expenses and related liabilities in the consolidated balance sheets. Accordingly, the Company has concluded that a restatement of the consolidated financial statements for the Affected Periods is required.

The Company obtained its liability insurance coverage for directors and officers (“D&O”) effective December 31, 2024. On January 2, 2025, the Company executed an agreement with a financing company to finance the $640,000 premium for the D&O insurance. On January 30, 2025, the down payment and first installment was paid. The Company should have recorded the premium financing agreement as a liability, with an offset to prepaid expenses, upon its execution. The impact of the error was that assets and liabilities were each understated by $380,800 in the first quarter Form 10-Q and by $217,600 in the second quarter Form 10-Q. The error was identified as part of the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025.

The Company does not intend to file amendments to the previously filed Quarterly Reports on Form 10-Q for the Affected Periods. Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, or other communications describing the Company’s previously issued condensed consolidated financial statements and other related financial information covering the Affected Periods.

Except as described above, this Form 10-K does not amend, update or change any other disclosures in the filings made for the Affected Periods. This Form 10-K should be read in conjunction with the Company’s other filings with the SEC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Rain Enhancement Technologies Holdco, Inc. (the “Company” or “Holdco”) and its wholly-owned subsidiary Rain Enhancement Technologies, Inc. (“RET”). These statements are based on the beliefs and assumptions, whether or not identified in this Annual Report, of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “project,” “scheduled,” “seek,” “should,” “will” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	general economic uncertainty;

●	the volatility of currency exchange rates;

●	RET’s ability to manage growth;

●	the Company’s ability to maintain the listing of Class A Common Stock on Nasdaq or any other national exchange;

●	risks related to the rollout of RET’s business and expansion strategy;

●	the effects of competition on RET’s future business;

●	the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which the Company operates or will operate in the future;

●	international, national or local economic, social or political conditions that could adversely affect the companies and their business;

●	the effectiveness of the Company’s internal controls and its corporate policies and procedures and the restatement of the Company’s prior financial statements;

●	changes in personnel and ability to recruit and retain qualified personnel;

●	the volatility of the market price and liquidity of the Class A Common Stock and Warrants;

●	potential write-downs, write-offs, restructuring and impairment or other charges required to be taken by Holdco subsequent to the Business Combination (for more information, see “Item 1 - Description of Business” below);

●	factors relating to the business, operations and financial performance of the Company and its subsidiaries;

●	changes in the Company’s business strategy, plans for growth or restructuring may increase its costs or otherwise affect its profitability;

●	the Company’s revenues and results of operations may fluctuate significantly;

●	protecting and defending against intellectual property claims may have a material adverse effect on the Company’s business;

●	changes in evolving technologies may negatively affect the Company’s business, financial condition or results of operations;

●	the Company will be subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures; and

●	business interruptions from circumstances or events out of the Company’s control could adversely affect the Company’s operations.

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

Risks Relating to RET’s Business and Industry

●	RET has a limited operating history and has not yet generated significant revenues, which makes it difficult to forecast its future results of operations.

●	We have a history of operating losses, limited cash resources and substantial doubt exists about our ability to continue as a going concern.

●	This Annual Report includes a restatement of our unaudited condensed consolidated financial statements for the Affected Periods. This restatement and the related material weakness in our internal control over financial reporting may affect investor confidence, our stock price, our ability to report our results of operations and financial condition accurately and in a timely manner, and may result in stockholder litigation.

●	RET expects to incur significant expenses and losses for the foreseeable future.

●	RET’s estimates of market opportunity and growth forecasts may prove to be inaccurate.

●	RET’s growth is dependent upon its ability to successfully support and service its clients.

●	RET may not manage growth effectively.

●	RET will need additional capital to pursue its business objectives and respond to business opportunities, challenges or unforeseen circumstances, and it cannot be sure that additional financing will be available.

●

RET identified a material weakness in its internal control over financial reporting as of and for the year ended December 31, 2025. See Note 2 to the Financial Statements included elsewhere in this Annual Report for such restatements. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	RET can provide no assurance of the effectiveness and success of atmospheric enhancement by ionization (“AEI”) technology in increasing precipitation.

●	RET has not demonstrated it can develop AEI technology and faces barriers in replicating meaningful rain and snowfall generation. If RET cannot successfully overcome those barriers, its business will be negatively impacted and could fail.

●	RET may not be able to manufacture its technology at the pace, scale and volume needed to generate and meet market demand.

●	The markets for rain and snowfall generation-related products are in nascent stages, and RET may have limited opportunities to license its technologies or sell its products.

●	RET may be harmed by competing technologies.

●	RET will be dependent on its suppliers and manufacturers, and supply chain issues could delay the introduction of RET’s product and negatively impact its business and operating results.

●	RET may be affected by failures of its clients, both private and public, to meet their payment obligations.

●	RET’s future success depends in part on recruiting and retaining key personnel and failure to do so may make it more difficult for RET to execute the business strategy.

●	RET’s operations, projects and prospects are located in remote areas, and RET’s production, processing and product delivery will rely on the infrastructure and skilled labor being adequate and remaining available.

●	RET’s business is dependent on the international market prices of energy and fiberglass, among other materials, which are both cyclical and volatile.

v

●	System security and data protection breaches, as well as cyber-attacks, could disrupt RET’s operations, which may damage RET’s reputation and adversely affect its business.

●	Clients and others may hold RET accountable for changing environmental and/or weather conditions, including challenges resulting from excessive rain.

●	Political, regulatory and social opposition to RET’s activities could adversely impact its business and reputation.

●	The intellectual property rights of others may prevent RET from commercializing its products or developing new technology or entering new markets, and RET’s business may suffer or be exposed to liability or costly litigation if third parties assert that RET violates their intellectual property rights.

●	RET’s ability to expand in certain locations is subject to land restriction policies and permits which RET may fail to obtain or which may be terminated or not renewed by governmental authorities.

Risks Relating to Ownership of Holdco Securities

●	There can be no assurance that we will be able to comply with the continued listing rules of Nasdaq.

●	An active trading market for Class A Common Stock may not develop or be sustained and the share price of the Class A Common Stock may be volatile.

●	If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market of the Class A Common Stock may decline.

●	The RET Founders (as defined below) have substantial control over the Company, which could limit other shareholders’ ability to influence corporate matters and could delay or prevent a change in corporate control.

●	The dual class structure may have the effect of concentrating voting control with the holders of Class B Common Stock.

●	The requirements of being a public company may strain the Company’s resources and distract management and Holdco will incur substantial costs as a result of being a public company.

Item 1. Description of Business

Overview

Rain Enhancement Technologies, Inc. (“RET”) was founded to provide the world with reliable access to water, one of life’s most important resources. To achieve this mission, RET aims to develop, manufacture and commercialize atmospheric enhancement by ionization (“AEI”) technology. RET was incorporated in Delaware on November 10, 2022, and was later converted into a Massachusetts corporation on April 8, 2024. As described in more detail in the Company’s Annual Report for fiscal year 2024, RET is a wholly-owned subsidiary of Holdco. Holdco began operations as a public company on January 2, 2025 pursuant to a business combination with Coliseum Acquisition Corp, a Cayman Islands exempted company, RET and certain other companies formed for purposes of the business combination that closed on December 31, 2024 (“Business Combination”).

Today, water scarcity issues are one of the world’s foremost concerns. According to the World Wildlife Fund, 1.1 billion people globally lack access to water for basic necessities, and, according to the American Geophysical Union, 80% of global croplands are expected to experience water scarcity by 2050, threatening agricultural yields.

RET is combining specialized expertise and personnel to develop, improve and commercialize AEI technology that enhances rainfall when conditions are appropriate in the atmosphere. We are building our proprietary Weather Enhancement Technology Array (“WETA”) platform with software, meteorology, hardware, product design and operations to make rain and snowfall generation more dependable. We aim to improve the existing rain and snowfall generation technologies by introducing robust measurement tools, including automation technology, rain gauges, and weather stations, to more precisely quantify system performance and potential water resource impacts.

RET aims to develop, invent, improve, manufacture, commercialize and operate technologies that enhance rainfall and elevate water reserves. We believe our technology has the potential to enhance rain and snowfall and increase the availability of freshwater resources that may ultimately contribute to potable water supplies. The projected cost (not including land costs, which are still being determined) and energy requirements for our technology are modest on a per gallon basis for communities and ecosystems, estimated to be $0.10 per cubic meter, less than other alternative technologies. We aim to enhance agricultural, industrial and household water supplies for all the communities in which we operate by developing technology and services to serve governmental and commercial clients’ needs in creating water resiliency and abundancy.

RET expects to expand its offerings to additional atmospheric and water-related technologies, such as fog mitigation and other water generation or water management solutions, where complementary technologies may enhance RET’s ability to address water scarcity challenges. RET’s target client segments include governmental entities, large landowners, infrastructure operators, and commercial enterprises seeking to improve water availability, enhance snowfall or mitigate weather-related impacts.

RET’s business model is based on a unique one-to-many community-centric business model. The numerous client segments to which we market include large landowners including agriculture, resorts, energy and transportation companies, insurance and reinsurance companies, decarbonization initiatives of major corporations and philanthropists, supranational governmental organizations, and city, county, state, federal and non-U.S. governments. In addition, we aim to leverage our offerings and enhance our potential market position by exploring ways to expand our future water generation products through licensing and acting as a channel partner for additional water generation technologies.

Since the beginning of 2025 RET has created new marketing and sales programs, identified and contacted potential customers in core market segments, expanded our contacts with rain enhancement experts who could endorse our technology and introduce us into existing projects looking to address lack of rainfall, and organized our production of systems to serve expected demand.

In October 2025, RET announced preliminary field observations from a fog-mitigation pilot conducted in Australia using our WETA platform. Initial observations suggested ionization may influence fog dissipation under certain atmospheric conditions. Based on these results, we plan to conduct expanded, instrumented pilot programs in 2026 in Oregon, California, Utah and Colorado to further evaluate performance across different fog types and use cases, and we are also exploring the potential application of our technology to snow enhancement. These activities remain in the research and development stage and are not expected to generate material revenue until validation and commercialization.

In November 2025, RET placed its first two fully built rain generation systems into services using its WETA platform in the United States. Early operational observations from these installations have indicated preliminary positive signals consistent with management’s expectations regarding rain and snowfall enhancement under suitable atmospheric conditions. These installations are part of our broader effort to validate our technology in real-world environments and to support future commercialization of rainfall enhancement services. At this stage, we are continuing to analyze the data collected and have not yet completed sufficient validation to determine the extent to which the system may influence precipitation under different atmospheric conditions.

As of December 31, 2025, we had completed construction of seven additional WETA systems that had not yet been placed into service and were being stored pending deployment or installation as additional pilot or commercial opportunities develop.

We have a limited operating history and our ability to generate revenue sufficient to achieve profitability will depend on our ability to validate, commercialize and deploy AEI technology and execute our broader business strategy.

RET’s website can be found at https://rainenhancement.com/. The references to the SEC’s website and our website are inactive textual references only, and information contained therein or connected thereto is not incorporated into this Annual Report.

RET’s Strategy

RET’s mission is to provide the world with reliable access to water at a time when water scarcity is one of the world’s foremost concerns. RET intends to fulfill its mission by:

●	Developing and Leveraging Technology. RET believes that its AEI platform will offer substantial technological advantages compared to other competing and more traditional chemical cloudseeding technologies. RET intends to develop a technological lead and build upon it by leveraging and further developing its offerings, as well as its world-class team.

●	Implementing a One-to-Many Community-Centric Business Model. RET utilizes a “one-to-many” business model, whereby a single hardware system it installs can be used for multiple clients going forward. By bearing the risk on manufacturing and installing its own hardware and technology systems, RET will be able to own the output, allowing it to sell its AEI technology to multiple clients for each installed system. Once RET breaks even on the costs of a single hardware system, operating leverage of any upfront hardware costs means that incremental clients using the same system are expected to rapidly expand gross margin on each hardware system installed. Clients will be able to pay for prioritized use of the system, allowing RET to grow and scale to serve the needs of both small and large clients. The considerable projected range of RET’s ionization systems means that clients could potentially be found within an approximately 50-mile radius as a result of naturally occurring updrafts (i.e., small-scale currents of rising air) for each single installed system. As such, rollouts across a county could be efficient and cost effective, particularly because installed systems will be monitored remotely. The useful life of RET’s hardware systems is expected to be 10 to 15 years in the field, with opportunities to replace components to extend lifetimes potentially indefinitely, which will allow RET to serve a number of clients with just one operating system over a period of many years. In addition, natural weather conditions may contribute to RET’s one-to-many business model by allowing it to leverage certain geographies’ unique environmental features to promote enhanced rainfall production in specific areas and to serve more diverse sets of clients in various locations. Examples of these include strong wind updrafts, humidity and optimal orographic conditions. RET believes that the one-to-many business model will allow it to systematically adjust different ionization systems which it has installed based on weather patterns at specific locations, which will permit it to better direct location and timing of the AEI technology.

●	Developing and Enhancing RET’s Proprietary Position. RET is working to drive innovation in AEI technology and seeks intellectual property protection where appropriate to enhance its technology position.

●	Expanding RET’s Water Generation Technologies and Ancillary Services. RET plans to develop and commercialize other rainfall and water generation ancillary services in addition to ionization rain and snowfall generation. This includes fog mitigation using our WETA platform.

●	Developing RET’s AEI Technology Ecosystem. RET seeks to partner with leaders throughout diverse segments to develop, demonstrate, optimize and commercialize its technology and water generation services.

Industry Background: Atmospheric Enhancement by Ionization

History and Development of Core Technology

RET’s AEI platform will capitalize on approximately 70 years of technological efforts beginning in the 1950s at one of the largest industrial conglomerates in the United States. Ionization rainfall generation technology has been used for fog dissipation during the cold war, as well as rainfall generation and hail reduction in a number of locales over the decades. Weather forecasting models, computing power plus ground-based radar networks have allowed weather forecasting to improve exponentially over the past decade. Cloud condensation nuclei and the water cycle are now broadly accepted science. Water scarcity has unfortunately reached critical levels throughout North America, Asia, Africa and Europe. Federal and local governments, and Fortune 500 companies all recognize the urgency of action as water becomes a social justice issue.

Traditional cloudseeding involves the use of chemicals dispensed from aircraft at precise moments of raincloud formation, creating potential risks (such as environmental concerns and unintended downstream consequences, for example, small concentrations of chemical substances affecting cloudseeding-produced precipitation). Desalination plants offer an alternative technology for increasing the supply of potable water but such process is highly energy intensive, expensive and requires transportation from the coast to inland clients.

AEI technology allows for lower operating costs at scale and provides a method that does not use chemicals in the rain and snowfall generation process. Both chemical and ionic approaches have been utilized for weather modification, including rainfall generation, snowpack augmentation, hail reduction, and cloud dispersal.

Historically, piloted aircraft (e.g. cropping) or (recently) drones delivered chemicals into clouds at the right time in order to enhance rainfall. However, ionized AEI technology is ground-based, capitalizing on natural updraft airflow. Based on third party trials in Oman, the operating range of RET’s AEI equipment is expected to be considerable, as it will be reliant upon natural updrafts to carry the ions into clouds with sufficient water vapor to condense and form rain droplets. Such third-party testing has demonstrated that the equipment’s reliance on natural updrafts would result in it being powered by a minimal source of energy, approximately 600kWh annually based on 100 hours of operation per month, which is approximately the amount required in one year by an average household oven. Moreover, as the technology is developed, RET intends to continue working on ways to maintain low and efficient energy usage.

Ionized AEI technology may enhance the amount and possibility of rainfall when conditions are appropriate in the atmosphere and cloud formation is underway in an approximately 40-mile downwind area, according to third-party testing. The third-party experiments in Oman, using ionizers based on existing rainfall generation technology, indicate that the majority of the rainfall generation occurs within approximately 60 miles of the ground-based ionizers. This range allows for placement of the equipment to optimize for the cost of land leases, as well as predominant wind flows.

By installing multiple systems at appropriate ranges away from the desired impact area, RET’s approach would allow for enhanced rainfall with high level, broad-based targeting, by synchronizing the ionization on-off with increasingly accurate weather information and forecasting. RET is in the process of partnering with ground-based radars and satellite imaging for optimal and powerful real time weather forecasting data access.

In addition, RET expects that its systems will be able to be manufactured and installed in approximately four to six months, which differs from the desalination process that generally takes several years to obtain permits and build associated energy generation. RET believes that the expected rapid time-to-market and anticipated use of off-grid solar and wind power systems will provide an advantage in addressing water scarcity in the coming decades.

Initial installation would be more costly than the cloudseeding approaches and requires a small amount of semi-permanent land to operate from. However, RET’s system would be able to operate continually up to 365 days per year, and key post-installation costs would be modest, including electricity and monitoring. Once installed, the system is expected to use approximately 600 kwH of energy consumption per year. Reliance on natural updrafts would limit targeting but would minimize energy use and avoid using chemicals in the rain enhancement process. Ultimately, some of the water that condenses due to RET’s operation will come out of nearby oceans per the established “water cycle”.

In Oman, over a six-year randomized third-party trial from 2013 to 2018, an ionization rainfall generation system based on existing technology generated an average of approximately 16% of additional rainfall according to results published by the National Institute for Applied Statistics Research Australia (“NIASRA”), a third-party research organization, in the International Statistical Review. Three years after this trial occurred, news reporters in Oman continued to report enhanced rainfall as compared to prior years when the hardware was not operating. In addition, trials performed by third-party individuals funded by the National Key Research and Development Plan of China and the National Natural Science Foundation of China in the Wushaoling and Liupan Mountains in China also indicate that an ionization rainfall generation system helped increase rainfall in the area by 20%. RET believes significant improvements from software, synchronization with real-time weather, and broader placement would lead to even greater rain and snowfall generation. Furthermore, RET believes it can create an AEI team that will be well capitalized, with the full suite of expertise required, to commercialize and scale ionization rain and snowfall generation.

In November 2025, RET commenced operation of our WETA installation in Grand County, Utah, including operations intended to evaluate potential snow enhancement. We have observed preliminary winter-season observations indicating measurable differences in localized precipitation and/or snowpack at certain times and locations that are directionally consistent with our modeled impact area; however, these observations remain preliminary, may vary materially by storm type and atmospheric conditions, and do not yet constitute statistically validated evidence of performance. We expect continued operations and expanded data collection across the 2025–2026 winter season to increase the observational dataset, evaluate enhancement magnitude under varying conditions, and improve operating strategies

Commercialization and Scale of AEI Technology

AEI technology has shown promise in third-party trials, and thus commercialization and scale of this technology will require a strong go-to-market and operations infrastructure to show the market the rain enhancement capacities of these systems. The first phase of commercialization has included leveraging RET’s management and Board to develop global sales organizational structures and methodologies, as well as building operations, sales, marketing and customer service functions to accelerate client traction. RET also intends to create operating momentum by achieving enhanced rainfall in the initial systems that it deploys, in order to demonstrate the viability of this technology to the market. It is anticipated that this will enable RET to expand into existing client bases, create additional client verticals, and drive future global expansion. The second phase of commercialization and scale of AEI technology is expected to involve investment in additional technologies to optimize the performance of the systems. This includes investment and development of weather forecasting models, computing power, data collection tools and ground-based radar networks, among other things, in order to improve RET’s weather forecasting abilities. Supporting growth at scale will require manufacturing optimizations, bill of materials value engineering, and enhancing software controls and machine learning to automate the operational and data collecting processes.

For more details regarding the steps that RET’s management team believe are necessary to commercialize and scale ionization rain enhancement technology, please see “RET Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations.”

Trial Results Based on Existing Third-Party Technology

There is a void for institutionally supported analysis for quantifying rain and snowfall generation from AEI technology. Previous rainfall generation trials by third parties relied on comparisons of trial results with long-term averages of rainfall on a given catchment. However, the high variability of rainfall data has hindered conclusive demonstrations of efficacy using such techniques. Demonstrating efficacy, however, will rely on statistical evaluation of data obtained while operating the technology under real-world scenarios.

In the third-party trials for previously existing rainfall generation technology in Oman, the NIASRA employed statistical estimation methodology estimating the correlation between observations of rainfall at different locations at specific time intervals to make concurrent predictions of rainfall in a target area with both a control model and effects model to assess the ground-based ionization technology performance. The NIASRA concluded in these third-party trials that the methodology used is well instrumented and scientifically rigorous, and that it has the potential to increase rain and snowfall. Third-party trials in Oman have indicated a high probability of rain generation if AEI technology is used.

In 2022, the model-based approach used in these third-party trials was noted in the Journal of Royal Statistical Society and the International Statistical Review. The results in these third-party trials demonstrate the plausible practical effects of and plausible analysis methods for the technology that RET intends to develop.

RET’s Business Overview

AEI Market Opportunity

The global water crisis has massive economic implications. Global health organizations estimate that water scarcity in some regions could impact GDP by up to 6% with $260 billion lost globally each year due to lack of basic water and sanitation. In a December 2025 Insight Report by the World Economic Forum current global investment in water infrastructure was stated to be approximately €326 billion (approximately $377 billion as of March 20, 2026), with an estimated cumulative amount of €11.4 trillion (approximately $13.2 trillion as of March 20, 2026) through 2040 needed “… to deliver equitable, resilient, sustainable and technologically advanced drinking water and sanitation systems for all [people]…” RET’s economic impact is intertwined with the number of people it can help get access to water they would have otherwise not received, allowing it to capture a significant portion of the impending water spend.

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

RET believes its ionization technology can be used to influence fog dissipation and is actively researching whether its technology can remove harmful airborne pollution from the atmosphere. If successful, these advances would open up additional markets such as airports, railways, and highway systems.

RET’s WETA platform is expected to create large new markets due to its low energy consumption, ease of operation, and large area impact. With a low entry price for access, demand from all client segments is anticipated to grow strongly, indicated by both initial client data points as well as the past decade of trials in Oman. RET’s planned technological approach of ground-based ionization stations is expected to allow it to implement a one-to-many community-centric business model, as described above under “RET’s Strategy.” Numerous clients can be sold services off of the same hardware platform. RET intends to create new markets to commercialize and scale ionization rain and snowfall generation by bringing down the cost of its technology, reducing friction to access, and continually improving its technology and capabilities.

RET seeks to develop commercial applications for rainfall enhancement technologies. RET has begun its sales focus in the United States with the intent to expand globally and take advantage of new opportunities that may present themselves in any region. By setting up its AEI systems in areas with many constituent potential clients, it expects to be able to sell up to a dozen segments of user benefits from the same hardware array. Small improvements in annual rainfall make significant differences to industries such as insurance, agriculture and resorts.

RET recognizes that increasing the water table, potable water reserves, and greening urban and suburban areas are another way to attract clients, while making a positive operating contribution with as few as one client per site. RET is targeting commercial clients in each operating area, and adding potential governmental and philanthropic clients as the business develops.

RET’s Business Model

RET’s strategy consists primarily of a focus on ground-based ionization stations to implement a one-to-many community-centric business model, as described above under “RET’s Strategy”.

For its initial enhanced rainfall business, RET has invested and plans to invest further in the development and improvement of ground-based ionization stations, hardware platforms and technologies to enable enhanced rainfall. Leveraging its extensive design, simulation and prototyping capability, it intends to set up its AEI systems in areas with many constituent potential clients, allowing it to sell its technology to numerous segments of users who will all benefit from the same hardware array. Small increases in annual rainfall make significant differences to industries such as insurance, agriculture and resorts, and RET aims to partner with leaders throughout these diverse client segments to develop, demonstrate, optimize, commercialize and license its technologies.

To increase the likelihood that its technologies are adopted, RET is leading with the development of its technology and will subsequently determine reasonable royalties. Successful negotiation of these royalties is generally dependent on:

●	Explaining the benefits of RET’s services, including any size, power and performance benefits;

●	Explaining the value proposition over existing or alternative technologies;

●	Demonstrating its technology in pilot projects;

●	Explaining the manufacturability of the technologies;

●	Countering bias against externally developed solutions; and

●	Providing technical and market data supporting our products.

AEI technology integrates several advanced engineering and scientific disciplines, and the resulting products are of interest in a broad variety of application domains. As such, RET continues its ongoing development of strong technical and business relationships with both current and prospective clients across diverse industries. Those client relationships provide not only a source of ongoing and growing revenue but also insights into industry trends that will help RET build desirable products. For instance, RET plans to pioneer new technologies for image processing and object recognition, while staying apprised of potentially relevant technical advances from elsewhere.

RET’s business model will allow for affordable installation and manufacturing costs. We expect these initial administrative, setup and manufacturing costs to include, among other expenses: power systems, control systems, all the fiber-reinforced plastic and steel work, shipping and inspections. This entry level installation price point will allow clients to be “laddered up” with a “land and expand” sales strategy, which will also involve continued involvement with RET as it expects to be the sole operator for its rain and snowfall generation services.

RET intends to develop and improve software and machine learning control systems to provide more specific area targeting, as well as more precise operating timing. We believe that RET’s prospective partnerships for proprietary radar and weather data will give it client segmentation and pricing opportunities. Wherever possible RET will endeavor to strike multi-year WaaS (“water as a service”)-like client contracts.

Commercialization of Water Technology

RET has pulled together ingredients to commercialize and scale ionization rain and snowfall generation. RET also intends to acquire and license adjacent technologies that expand its solutions offering to clients. Its management has experience scaling businesses over the prior decades. R&D leadership and technology is important; however, the RET team knows that operations, sales, marketing, and client service are equally vital to drive product-market fit at scale.

RET’s management team has experience scaling technology-driven businesses and recognizes that successful commercialization requires more than research and development. Accordingly, we are focused on building operational, sales, and customer engagement capabilities alongside continued technology development.

To support these efforts, RET has recruited and retained consultants and advisors with expertise in meteorology, atmospheric science, engineering, and business development. These individuals provide guidance and support on research, operational deployment, field implementation, marketing, sales, and commercialization strategy as we advance our rain and snowfall enhancement platform. RET also maintains industry relationships intended to support business development and partnership opportunities as it expands engagement with governmental, agricultural, and commercial clients.

RET recognizes that long-term success is about client satisfaction and delivering solution efficacy and reliability. Manufacturing optimization, build-of-material value engineering, and the generation of software controls and machine learning are all expected to play vital roles in driving sustained and profitable growth. RET is also negotiating partnerships with global manufacturing and supply-chain firms to ensure the smooth rollout of its AEI systems worldwide.

As part of its commercial strategy, RET has deployed two AEI systems in the United States and continues to monitor operational performance and collect meteorological data from these installations. We expect that insights gained from these early deployments will support further refinement of our technology and inform future commercial opportunities. RET continues to evaluate potential collaborations with property owners, including resorts and other large landholders worldwide, where improved water availability may provide operational and environmental benefits.

Manufacturing

During 2025, RET manufactured ten additional WETA systems, bringing the total number of systems manufactured to twelve. As of December 31, 2025, two systems had been installed and placed into service in the United States, and seven additional systems had been completed and were being stored pending deployment. The remaining three systems were completed and delivered to the United States in March 2026. Additionally, three systems are currently under construction.

RET’s apparatus design is optimized to be modular, resulting in a high level of consistency and predictability with each build. The weight is under 2,500 kilograms (5,600 pounds) per system when packaged into shipping crates. Each system consists of 10 crates to facilitate transportation into remote areas. Installation can be completed completely manually using labor only if necessary, but has been shown to be more quickly executed using skid steer loaders and small excavators. Cranes and similar equipment are not required.

The power necessary to operate the system is generated by off-grid solar with the option of backup generators. A 3600W solar array provides sufficient energy feed into the batteries for most sites.

Establishment of a WETA system can be completed in under four days of the equipment being available at the site. This includes putting the system into operation via remote telemetry or local automatic modes.

The systems are pre-assembled by RET prior to packaging for shipping to customers to ensure all components fit, meet quality assurance requirements and form a complete “ready-to-install” system in kit format.

RET sources the materials required to operate its products and intends to maintain a small inventory in its own leased warehouse, with current systems being stored in a shared facility.

RET works with clients and their general contractor partners for installation plans for each device to suit the final selected site.

Clients

RET’s business model is based on a unique one-to-many community centric business model. Initially, we have focused primarily on geographic areas in North America and Western Europe, before further global expansion. The various client segments where RET intends to sell to include, among others:

1.	Large landowners, including scaled agriculture, wineries, ranches, farmland, golf courses and resorts;

2.	Energy and transportation companies, including hydroelectric, nuclear power, and river cargo;

3.	Entities actively managing and or building water sources (i.e., farmers, ranchers managing active dams or adding more dams);

4.	Oil and gas industry (due to massive water needs of up to 9.7 million gallons of water for a single well);

5.	Insurance and reinsurance companies (i.e., fire prevention);

6.	Decarbonization initiatives of major corporations and philanthropists, including substantial ESG impacts from growing flora and greening;

7.	Supranational governmental organizations headquartered in the US and EU;

8.	Water agencies, energy operators, and authorities in city, county, state, and federal governments;

9.	Airports, port authorities, canals, railways, highway systems and other organizations impacted by fog; and

10.	Companies focused on creating drinkable water from sustainable sources of water (i.e., rain-bottled RET companies).

Large landowners have the benefit of controlling the land for AEI equipment deployment and its measurement using automated rain gauges, as well as benefitting from the entire rain and snowfall generation. Large landowners who are willing to provide positive externalities to land adjacent to them are anticipated as early adopters of RET’s services.

We think energy and transportation companies will also benefit in a very binary manner from enhanced rainfall, as they often cannot operate without sufficient water levels. RET’s business plan contemplates that these companies will be willing to pay an annual sum to subscribe to and utilize RET’s services to maximize their operational capacities.

In another segment, we plan to enter into arrangements (which currently do not exist) that will allow insurance premiums to be reduced for homeowners in regions taking active measures to enhance rainfall. The added benefit to such homeowners comes in the form of decarbonization contribution, habitat expansion and greening.

Governments are a typically slower sales cycle, however at all levels are capable of including an annual allowance for rain and snowfall generation, which we expect would be a longstanding budget item once adopted.

Supranational organizations such as the World Bank and IFC have the ability to commit to sizable programs for improving water reserves, the water table and potable water (although there can be no assurances that they will do so). Both developed and emerging markets are in need of RET’s technology and we anticipate significant traction in this category.

Sales and Marketing

RET’s sales activities focus primarily on rain and snow enhancement services to public clients and commercial markets, as well as water conservation consulting and solutions. Over time, RET expects to expand its offerings to additional atmospheric and water-related technologies, such as fog mitigation, smog and air pollution, and other water generation or water management solutions, where complementary technologies may enhance RET’s ability to address water scarcity challenges. RET’s target client segments include governmental entities, large landowners, infrastructure operators, and commercial enterprises seeking to improve water availability or mitigate weather-related impacts. Product marketing focuses on identifying the clients’ needs and product requirements and supports the development of all of its technologies throughout the development cycle, including preparing materials and technical information to assist with adoption of the technologies across its target markets.

Principal Factors Affecting Barriers to Entry & Competitive Landscape

Barriers to Entry

There are a number of barriers to entry in the AEI industry, including, among others: (a) key technical personnel, (b) scientific expertise to drive development and improvements of technology (including software and machine learning automation), (c) client relationships/contracts, (d) manufacturing and supply chain efficiencies, (e) key sales & marketing personnel, and (f) brand awareness. Another barrier to entry involves market expansion, specifically with respect to expanding our services from initial trials into clients including, among others, commercial clients, land developers and the agricultural sector.

Competitive Position

The operating competitive landscape has minimal to no brand awareness amongst clients and is comprised of primarily players in the following categories: (i) mature industrial/chemicals/wastewater, (ii) cloudseeding startups, (iii) adjacent water startups, and (iv) existing governmental operations. As with every vibrant pioneering technology ecosystem, several startups in the water technology sector have ceased operating over the years, however we also expect to see other competing technologies emerge.

The capital raised from the Business Combination has provided RET with some of the funding necessary to drive growth both organically and inorganically. We plan to acquire and/or license adjacent technologies and add them to the product portfolio of RET. We intend to implement best practices for structuring compensation to help retain all key technical and client-facing talent.

We anticipate that being the first publicly traded rain and snowfall generation firm can facilitate growth in client momentum, due to the enhanced visibility and higher caliber of employees RET can attract with liquid equity instruments. RET expects that having an acquisition currency will also allow it to outcompete private competitor companies in terms of inorganic growth opportunities.

Holdco’s listing on Nasdaq is a considerable advantage over smaller private companies in the water technology sphere. RET also aims to retain the advantages of a nimbler startup over long-established industrial players. Moving quickly to capitalize on innovations and unlock new client demand is expected to be a hallmark of RET’s approach given its team’s track record.

RET has begun operations with a clear eye on value engineering, manufacturing scale and optimizations, as well as a world class software and machine learning team. RET is currently developing a near-shore supply chain to minimize lead time and shorten turnaround times for new innovation.

While the current iteration of the AEI systems that RET initially plans to install will not require additional R&D, as they have been proven to work in third-party trials, RET intends to invest in significant research and development in order to commercialize and scale the technology. In particular, the current systems require local support personnel to operate the devices, and require manual reading of rain gauges and manual analysis of the statistics derived from the weather data. Accordingly, in order to scale and commercialize the business, RET plans to engage in R&D to automate these functions, as well as to develop and adopt new ways of delivering the ionization aerosols from the systems to allow the technology to be deployed in the widest possible field conditions. For more information on the steps, technological developments and improvements that RET will need to make to the rain enhancement technology in order to bring advancements to the systems to market, please see “RET Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in particular the sub-headers “- Investment in Research and Development (R&D), Innovation and Technology”, “- Development and Enhancement of Proprietary Technology”, and “- Plan of Operations”.

Integrating the latest weather forecast techniques and data, along with automated control systems and water gauge measurements will enable continual improvement of any existing generation of hardware in the field. We are currently engaged in trials that include charges for the services provided.

RET’s business model will be focused on achieving long-term client lock-in through SaaS-like, multi-annual contracts.

Moreover, there are several approaches to rain and snowfall generation besides RET’s approach. There are companies developing and commercializing chemical-based cloudseeding technologies. These companies utilize traditional cloudseeding technology, which involves the use of chemicals such as silver iodide, potassium iodide and dry ice that are dispensed from aircrafts at precise moments of raincloud formation creating potential risks and unintended consequences. Compared to the traditional chemical cloudseeding approach, RET’s atmospheric enhancement by ionization approach does not use chemicals in the rain enhancement process. Moreover, we think that RET’s AEI technologies could enjoy lower operating costs than traditional chemical cloudseeding. Lastly, the difference between RET and these companies lies in the expertise in operations and leading team of water entrepreneurs that provides RET with a competitive advantage.

Sources and Uses of Liquidity Following the Business Combination

As described in more detail in the Company’s Annual Report for fiscal year 2024, the Business Combination between Holdco, RET, Coliseum, and Merger Sub closed on December 31, 2024. During 2025, the Company funded its operations primarily through proceeds received from the PIPE subscriptions, which were fully collected in February 2025, and borrowings under the related-party loan agreement (the “Loan Agreement”) from an affiliate of the Company’s Chairman, as described below.

On December 30, 2024, the Company entered into the Loan Agreement with RHY pursuant to which RHY agreed to provide the Company with a line of credit of up to $7.0 million. In connection with the Loan Agreement, approximately $3.1 million of prior loans and advances owed to Mr. You and his affiliates were rolled over into the Loan Agreement and are treated as loans outstanding thereunder. As of December 31, 2025, the Company had approximately $9.1 million outstanding under the Loan Agreement, consisting of approximately $3.1 million related to rollover amounts assumed in connection with the Business Combination and approximately $6.0 million of additional borrowings made during 2025. On March 11, 2026, the compensation committee (the “Compensation Committee”) of our board of directors (the “Board”), and our Board, approved repayment of the amounts due under the Loan Agreement of up to 30% of any amount received by the Company from any potential future capital raise net of any underwriting, legal, and accounting fees and related costs. On March 24, 2026, the Audit Committee and the Board approved an increase in the amount that could be borrowed under the Loan Agreement from $7,000,000 to $10,000,000. The Company and RHY entered into an amendment to the Loan Agreement reflecting such increase, effective as of March 31, 2026. The Company may seek additional sources of capital, but there can be no assurance that additional financing will be available to the Company on favorable terms or at all. See “Risk Factors – the Company will need additional capital to pursue its business objectives and respond to business opportunities, challenges or unforeseen circumstances, and it cannot be sure that additional financing will be available.”

Proceeds received from the Business Combination, PIPE financing, and borrowings under the Loan Agreement have been used primarily to support RET’s operations and the continued development and commercialization of its AEI platform. These uses include operational staffing, system manufacturing and deployment, research and development activities, and general corporate expenses.

RET expects that its current liquidity, together with available borrowings under the Loan Agreement and potential additional financing, will be used to support ongoing operations and commercialization activities. However, RET may require additional capital to execute its business plan and respond to future opportunities or unforeseen circumstances.

For more information, see “RET Management’s Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operations - Summary of Milestones and Material Cash Requirements.”

Government and Other Regulations

RET expects its technology will be subject to certain environmental and governmental regulations. Certain jurisdictions have codified regulations around cloudseeding that may subject RET’s rain and snowfall generation platforms to certain licensing and permitting requirements. For instance, the Texas Department of Licensing and Regulation regulates the use of cloudseeding through a licensing and permitting procedure codified in the Texas Weather Modification Act. In addition, RET has successfully completed the permit approval process to use its AEI technology platform in Colorado and Utah. Furthermore, the use of certain materials for seeding purposes will likely be subject to governmental and other regulations. For more information, see “Risk Factors - Risks Relating to Regulatory and Legal Matters”.

Research & Development

RET’s research and development groups will work closely with its sales and marketing groups, as well as its clients and partners, to bring its products to market in a timely, high-quality and cost-efficient manner.

RET has a roadmap of technological developments and improvements it plans to undertake, including optimizing the electrical and mechanical components to maximize the number of ions produced, improving the design for cost, installation, and attaining the maximum number of ions aloft and directionally into the cloud layer. RET also intends to develop and improve software and machine learning control systems to provide more specific area targeting, as well as more precise operating timing. We are developing a roadmap of software features to optimize power consumption, improve serviceability and reduce site visits, as well as to integrate with third party weather-data sources.

In its atmospheric enhancement by ionization business, RET will invest in world-class R&D supported by strong relationships. RET aims to offer advantages in generation rainfall technology, providing distinctive features, low-energy technology, ease of operation and large area impact to its clients. RET further intends to license and act as a channel partner in additional water generation technologies. RET intends to license these technologies and introduce them to its already established clients and prospective clients. In addition, RET is seeking to partner with organizations impacted by fog to further pilot and document effects of WETA ionization on radiation fog as a tool for improving visibility and reducing the impacts of fog on commercial and transportation activities.

Intellectual Property

RET is focused on building a strong scientific roadmap to underpin an analytical understanding with meaningful predictive power of its AEI platform. The principles have been observed for many decades, however RET expects it will be the first company to fully control the plasma and fluid dynamics underpinning rain and snowfall generation. RET has also obtained a worldwide, perpetual, exclusive license under certain patents from Dr. Theodore Anderson, a distinguished plasma physicist and author of Plasma Antennas. These patents relate to plasma antenna technology and are not central to the Company’s rainfall enhancement platform. RET intends to continue evaluating opportunities to expand and strengthen its IP portfolio in areas relevant to its technology and operations.

RET intends to evaluate intellectual property portfolios for purchase in the fields of water generation technology, scientific validation and causal inference. Its evaluation criteria for patent acquisitions will include, for example: the sales and profitability of the relevant products, its view of the prospects of the market for the relevant products, size of the portfolio, legal criteria and its assessment of the likelihood of obtaining negotiated licenses.

RET has the experience to drive continued innovation and protect its inventions via a patent strategy that will create defensibility around fundamental, proprietary technologies, business processes and methodology. RET will aim to build its patent portfolio in the United States with cross filings in the European Union. Both a defensive and offensive approach will be incorporated to its investment in this arena.

RET intends to protect its future intellectual property rights via a combination of patent, trademark, and trade secret laws in the United States and other jurisdictions, as well as with contractual protections, to establish, maintain and enforce rights in its proprietary technologies.

In addition, RET intends to protect its future intellectual property rights through non-disclosure and invention assignment agreements with its employees and consultants and through non-disclosure agreements with business partners and other third parties.

Employees and Human Capital Resources

RET’s employees will be critical to its success. RET is proud of its world-class team and seeks to hire employees dedicated to its focus on developing and commercializing the best AEI technology.

RET’s full-time employees are expected to be primarily working remotely. RET has engaged a number of consultants and contractors to supplement its permanent workforce. As of the filing date of this Annual Report, RET has nineteen independent contractors and five full-time employees, including the Chief Executive Officer. It has retained a Chief Financial Officer as a consultant on an interim basis. RET has retained Scott Morris as its senior technology advisor, and plans to retain additional employees with sales, operations or climate expertise. Mr. Morris is retained both as an employee under an offer letter dated July 26, 2025 and through a consulting agreement with his company Radium Control Solutions Pty Ltd dated July 16, 2025, as amended. RET’s employees are engaged in research and development, business development, sales and delivery of its products and services.

To date, RET has not experienced any work stoppages and maintains good working relationships with its personnel. None of RET’s employees are subject to a collective bargaining agreement or are represented by a labor union at this time.

Properties

RET’s principal executive office and its corporate headquarters is located in Naples, Florida. In order to accommodate anticipated growth and to recruit and retain top talent, RET anticipates seeking additional facilities in various locations. RET anticipates it will be able to obtain additional space as needed under commercially reasonable terms.

Corporate Structure

As described in the Company’s Annual Report on Form 10-K for fiscal year 2024, a Business Combination was consummated via a multiple-merger structure (also known as “double dummy”), consisting of the SPAC Merger and the Company Merger. Under this structure, upon the consummation of the Business Combination, Holdco became the public company listed on Nasdaq and each of RET (as the surviving entity of the Company Merger) and Merger Sub 1 (as the surviving company of the SPAC Merger) are wholly-owned subsidiaries of Holdco. Accordingly, the business of developing, improving, and commercializing AEI technology will continue to be conducted by RET as a subsidiary of Holdco.

Under the Holdco A&R Articles, Holdco may engage in any and all lawful business for which a business corporation may engage in under the MBCA. In the future, Holdco may acquire additional businesses or assets which may or may not be complementary to the RET business. If Holdco acquires a business or assets that are not complementary to the RET business, such business or assets may not be able to leverage our existing infrastructure or operational experience, which may increase the costs and risk associated with such acquisitions, and we may determine in connection with such acquisition or afterward to separate the ownership of such business or assets from that of RET through a spin-off, split off or otherwise of RET or of such business or assets. See the section entitled “Risk Factors - Holdco may invest in or acquire other businesses in the future, which may or may not be complementary to the RET business. Investing in or acquiring other businesses will require the devotion of a significant amount of time and resources, may not be successful, and could negatively impact Holdco’s results of operations, financial condition and liquidity.”

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

Risks Relating to RET’s Status as an Emerging Company

RET has a limited operating history and has generated limited revenues to date, which makes it difficult to forecast its future results of operations.

As a result of RET’s limited operating history, its ability to accurately forecast the future results of operations is limited and subject to a number of uncertainties, including RET’s ability to plan for and model future growth. RET’s ability to generate revenues will largely be dependent on its ability to develop and improve AEI technology, and market and sell its services and products. RET’s business model is in the early stages of development, and its technical roadmap may not be realized as quickly as hoped, or even at all. The development of RET’s business model will likely require the incurrence of significant costs, while RET’s revenues will be impacted by technological, go-to-market, and operational advancements which may not occur on the currently anticipated timetable or at all. Further, in future periods, RET’s growth could slow or decline for a number of reasons, including but not limited to slow market acceptance, increased competition, competing technology, inability to develop, improve or effectively scale up RET’s technology, a decrease in the growth of the overall market, government regulation, or RET’s failure, for any reason, to continue to take advantage of growth opportunities.

RET will also encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If RET’s assumptions regarding these risks and uncertainties and its future growth are incorrect or change, or if RET does not address these risks successfully, RET’s operating and financial results could differ materially from its expectations, and its business could suffer. RET’s success as a business ultimately relies upon continued research, development, and commercialization efforts over the coming years. There is no certainty these development milestones will be achieved as quickly as hoped, or even at all.

RET expects to incur significant expenses and losses for the foreseeable future.

RET believes that it will incur operating and net losses until it is able to grow its one-to-many business model at scale, deliver a robust, sustainable pipeline of clients and acquire long-term, multi-annual contracts. Among other things, RET will incur ongoing expenses in connection with the design, development and manufacturing of its technology, conduct and expansion of its research and development activities, increases in its sales and marketing activities, development of its distribution infrastructure, and increases in its general and administrative functions to support its growing operations.

RET may find that these efforts are more expensive than it currently anticipates or that these efforts may not result in revenues, which would further increase RET’s losses. If RET is unable to achieve and/or sustain profitability, or if RET is unable to achieve the growth that it expects, it could have a material effect on RET’s business, financial condition or results of operations. RET’s business model is unproven and may never allow it to cover its costs.

RET’s estimates of market opportunity and growth forecasts may prove to be inaccurate.

Market opportunity estimates and growth forecasts, including those RET has generated itself, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. RET’s business plan assumes a strong sales pipeline of actionable client targets that can be converted to revenue-generating clients. However, RET currently has limited commercial engagements and is in the early stages of deploying pilot projects and evaluation programs with certain public and research stakeholders, and the variables that go into the calculation of RET’s client acquisition forecasts are subject to change over time. There is no guarantee that any particular number or percentage of clients or companies covered by its estimates will purchase its products at all or generate any particular level of revenue for RET. Any growth of RET’s business depends on a number of factors, including the cost, performance, and perceived value associated with its technology.

RET’s success will also depend upon its ability to expand, scale its operations, and increase its sales capability. RET’s business model allows for affordable installation and manufacturing costs, expected to initially be approximately $280,000 per system, which price point will allow clients to be “laddered up” with a “land and expand” sales strategy, which will also involve continued involvement with RET as it expects to be the sole operator for its rain and snowfall generation services. The all-in cost per system is expected to be approximately $425,000, which includes labor, a meteorologist, installation and manufacturing costs. However, RET is currently deploying and evaluating its systems through pilot projects and collaborative programs designed to measure potential rainfall enhancement and other atmospheric effects, but has not implemented such strategy with any revenue-generating clients as of the date of this Annual Report, and cannot assure you that it will be successful. Further, unforeseen issues associated with scaling up the technology at commercially viable levels could negatively impact RET’s business, financial condition and results of operations.

RET’s growth is dependent upon its ability to successfully support and service its clients.

Because RET’s platform is expected to be unique in certain respects, its future clients will require support and service functions, some of which are not currently available, and may never be available. If RET is unable to attract and retain the service and support staff needed in its client locations, it may not be able to successfully launch pilot projects or support and maintain the installation and operation of projects that have been sold. If RET experiences delays in adding such support capacity or servicing its future clients efficiently, or experiences unforeseen issues with the reliability of its platform, it could overburden RET’s servicing and support capabilities. Similarly, increasing the number of RET products and services would require it to rapidly increase the availability of these services. Failure to adequately support and service its future clients may inhibit RET’s growth and ability to expand.

RET may not manage growth effectively.

RET’s failure to manage growth effectively could harm its business, results of operations and financial condition. RET anticipates that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on RET’s management, operational and financial resources. Expansion will require significant cash investments and management resources and there is no guarantee that they will generate additional sales of RET’s products or services, or that RET will be able to avoid cost overruns or be able to hire additional personnel to support them. In addition, RET will also need to ensure its compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of its products. To manage the growth of its operations and personnel, RET must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. RET may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.

RET will need additional capital to pursue its business objectives and respond to business opportunities, challenges or unforeseen circumstances, and it cannot be sure that additional financing will be available.

RET will need additional capital to pursue its business objectives. RET’s business and its future plans for expansion are capital-intensive and the specific timing of cash inflows and outflows may fluctuate substantially from period to period.

As of December 31, 2025, the Company had approximately $214,000 in cash. Additionally, the Company has a $7 million line of credit from an affiliate of Harry You, of which approximately $6.0 million has been borrowed as of December 31, 2025. The Company has adjusted certain operational and production activities in order to align with the available funding and intends to seek additional sources of capital to support its operational and commercialization activities. RET’s management continues to invest in research and development activities to enhance the performance and application of its AEI systems, including ongoing testing and development related to rain and snowfall generation, fog dispersion and other atmospheric applications. During 2025, the Company also manufactured and deployed additional systems and incurred costs associated with system production, installation, monitoring and operational support. RET’s business and its future plans for expansion are capital-intensive and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. However, we cannot assure you we will be able to obtain additional capital for our future business plan.

RET’s operating plan may change because of factors currently unknown, and RET may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect its business. In addition, RET may seek additional capital due to favorable market conditions or strategic considerations even if it believes that it has sufficient funds for current or future operating plans. There can be no assurance that financing will be available to RET on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for RET to operate its business or implement its growth plans.

Risks Relating to RET’s Business and Industry

There are many risks and uncertainties that may affect RET’s operations, performance, development and results. Many of these risks are beyond RET’s control. The following is a description of the important risk factors that may affect RET’s business and industry. If any of these risks were to actually occur, RET’s business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to RET or that RET currently considers to be immaterial may also materially adversely affect its business, financial condition or results of operations.

We have a history of operating losses, limited cash resources and substantial doubt exists about our ability to continue as a going concern.

We are an early-stage company with a limited operating history and have not yet generated significant revenue from operations. As of December 31, 2025, we had approximately $214,000 in cash and a working capital deficit of approximately $13.0 million. We expect to continue to incur operating losses as we continue developing, deploying and evaluating our AEI technology.

Our ability to continue as a going concern depends on our ability to obtain additional financing, generate revenue and manage operating expenses. We have historically relied on related-party financing arrangements, including borrowings under our line of credit, and we have used a substantial portion of the available capacity under such arrangements. There can be no assurance that additional funding will be available on acceptable terms, or at all. If we are unable to obtain additional financing or generate sufficient revenue, we may be required to delay, reduce or discontinue certain operations, manufacturing activities installations or development activities, which could materially adversely affect our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting. Such material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, could result in the loss of investor confidence, listing deficiencies or delisting from Nasdaq and litigation and adversely affect the trading of our securities.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This Annual Report includes a restatement of our previously issued unaudited condensed consolidated financial statements contained in our (i) Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2025, filed with the SEC on May 15, 2025, and (ii) Quarterly Report on Form 10-Q as of and for the three and six months ended June 30, 2025, filed with the SEC on August 14, 2025. As described elsewhere in this Annual Report, the Company should have recorded the premium financing agreement in connection with its insurance policy as a liability, with an offset to prepaid expenses, upon its execution in January 2025. The error was identified as part of the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025. As a result, our management has concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2025, and that the Company’s disclosure controls and procedures were ineffective as of December 31, 2025. See “Item 9A—Controls and Procedures” within this Annual Report for a description of these matters.

The Company intends to take steps to remediate this material weakness, including enhancing its internal controls over the accounting and review of recurring transactions, including insurance premium financing arrangements. Specifically, the Company plans to improve its accounting policies and implement a review control as part of the period-end close process to ensure such transactions are appropriately identified, evaluated, and recorded in accordance with U.S. GAAP. While the Company is committed to remediation, there can be no assurance that these measures will be sufficient. For a discussion of management’s consideration of the material weakness identified related to the accounting for financed insurance premiums, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as “Item 9A—Controls and Procedures” included in this Annual Report.

We previously identified a material weakness in our internal control over financial reporting as of and for the year ended December 31, 2023, regarding the calculation of deferred tax assets and disclosure of income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Classification (“ASC”) Topic 740, “Income Taxes.” This misstatement led to a change in accounting for the correction of the error in calculating the gross deferred tax asset and the offsetting valuation allowance, as well as the omission of certain income tax disclosures. However, it did not impact RET’s liquidity, cash flows, or operating costs during the period covered by RET’s audited consolidated financial statements. During 2024 and 2025, management implemented remediation measures designed to address this material weakness, including enhancing internal review procedures and engaging external specialists to assist with the preparation and review of the income tax provision and related disclosures. Based on these actions and management’s evaluation of the related controls, management concluded that such material weakness was remediated as of December 31, 2025.

We cannot assure you that we won’t identify further material weaknesses or control deficiencies in the future. Our current and potential future material weaknesses may cause us to be unable to report our financial results accurately and on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our Class A common stock to decline. Failure to implement and maintain effective internal controls over financial reporting could also subject the Company to potential delisting from Nasdaq or any other stock exchange on which our stock is listed or to other regulatory investigations and civil or criminal sanctions.

We also face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business and results of operations and financial condition.

RET can provide no assurance of the effectiveness and success of AEI technology in increasing precipitation.

Commercial applications of AEI technology are still at the early stages of development, and further development and testing will be required to determine its technical feasibility and commercial viability across different atmospheric conditions and geographies. While RET has conducted pilot deployments and has publicly reported preliminary observations and early indications from certain field installations, these observations are not conclusive and may not be predictive of future performance. The scientific community continues to evaluate the effectiveness of various weather modification approaches, and attributing changes in precipitation to any intervention is complex due to the variability of weather systems, measurement limitations, and the need for statistically rigorous study designs. Accordingly, there can be no assurance that AEI technologies, including RET’s platform, will produce statistically significant, repeatable, or commercially viable results.

RET’s success will depend on its ability to prove and demonstrate, to potential clients and the broader community, scientific and technological advances and to translate such advances into commercially competitive products. Failure can occur at any stage of rain and snowfall generation development, deployment, measurement, or commercialization. As RET expands its pilot programs and data collection efforts, results may vary by location, season, and weather pattern, and the data and results generated may not be as compelling as earlier results in previous trials done by third parties.

In light of the developing and evolving technology involved and the other factors described elsewhere in this Annual Report, there can be no assurance that RET will be able to successfully complete the development, commercialization or marketing of any new technology or products which could materially harm its business, results of operations and prospects.

RET’s AEI technology is still being evaluated through pilot deployments and ongoing testing, and we face challenges in demonstrating consistent and repeatable rain and snowfall generation. If RET cannot successfully overcome those barriers, its business will be negatively impacted and could fail.

Rain and snowfall generation is a difficult undertaking. There are significant engineering, technology, operational and climatological challenges that RET must overcome to deliver consistent results with its platform. RET remains in an early stage of commercial deployment and faces significant challenges in further developing and scaling its rain and snowfall generation platform and in producing the necessary technology and machines in commercial volumes. While RET has installed and deployed several systems and has reported preliminary observations from certain field deployments, these results remain subject to further validation and may not be repeatable across different atmospheric conditions or geographies. The effectiveness of rain and snowfall generation technologies can vary significantly depending on atmospheric conditions, geographic factors and other variables that may be beyond the Company’s control.

Some of the development challenges that could prevent the successful commercialization of RET’s technology include, but are not limited to, failure to: find scalable ways to secure real estate to set up and operate trials, secure commercial client engagements, hire key team members with relevant water expertise, address any and all permitting requirements, establish prototyping scalability and bespoke supply chains, find adequate construction partners, and grow, create and train a productive sales force. Additionally, RET may fail to achieve a high degree of repeat success in rain and snowfall generation, which could lead to a failure to ensure client retention or to generate sustainable commercial demand for its technology. RET may also fail to realize the potential of AEI technology or other weather modification applications that it seeks to develop.

RET has not demonstrated it can market and sell its AEI technology and faces market barriers to entry that it may not be able to overcome.

RET’s rain enhancement ionization technology is not widely adopted or accepted in the market. RET may face difficulties overcoming skepticism about its ability to create rain, or creating too much rain, or taking rain away from areas where it could naturally fall. RET may need to educate the market to develop a broader understanding and acceptance of the science underlying the technology, as well as convince clients that the benefits justify the investment and costs of implementing its technology. RET faces further challenges to streamline its go-to-market strategy, integrate its technology with other products and services, build its brand and engender loyalty while improving the core technology offering.

RET may not be able to manufacture its technology at the pace, scale and volume needed to generate and meet market demand.

RET will need to develop the manufacturing process necessary to make AEI technology at scale. While RET has manufactured and deployed systems and currently maintains its inventory of certain components and systems, the Company must continue to refine and expand its manufacturing capabilities to support large scale deployments and future demands. In the future, RET may evaluate or explore additional manufacturing approaches, including expanding production capabilities or working with additional manufacturing partners, in order to mitigate potential supply constraints or manufacturing lead times. However, such arrangements may not be successfully implemented or may introduce additional operational, logistical or quality control risks.

If RET is not able to effectively manage these manufacturing hurdles in building its technology, RET’s ability to deploy systems and meet customer demand may be limited.

Even if RET successfully increases production capacity, if the cost, performance characteristics or other specifications of the AEI technology fall short of RET’s projections, RET’s business, financial condition and results of operations would be adversely affected.

Additionally, developing manufacturing techniques to produce the volumes required to achieve forecasted production levels may require significant investment and capital and could negatively impact margins or profitability in the future. If RET’s technology fails to achieve a broad advantage in generating rainfall, its business, financial condition and future prospects may be harmed.

The markets for rain and snowfall generation-related products are in nascent stages, and RET may have limited opportunities to license our technologies or sell its products.

The rain and snowfall generation industry is in the early stage of commercializing AEI technology. Skepticism around the efficacy of the technology’s ability to enhance rainfall has hindered previous adoption.

RET’s success will depend upon its ability to expand, scale its operations, and increase its sales capability, which may take longer or be more expensive than expected. Unforeseen issues associated with scaling up and constructing RET’s technology at commercially viable levels could negatively impact RET’s business, financial condition and results of operations. RET’s growth is dependent upon its ability to successfully market and sell AEI technology. RET does not have experience with the mass distribution and sale of AEI technology. Its growth and long-term success will depend upon the development of its sales and delivery capabilities.

RET may be harmed by competing technologies.

The markets in which RET operates are rapidly evolving to address increasing global need for reliable access to water, creating additional investment in competition. There has been significant improvement in water generation technologies such as desalination and chemical-based cloudseeding. As these markets continue to mature and new technologies and competitors enter such markets, RET expects competition to intensify. RET could lose market share and its revenues could decline, thereby affecting its earnings and potential for growth. In particular, although RET does not plan to use chemicals in its manufacturing and production process, chemical-based cloudseeding companies may provide additional competition due to the maturity of chemical-based technology, more established historical operational data, stronger research groups, demonstrated effects in specific use cases, market acceptance and funding by recognized institutions.

In the future, RET’s technologies may also compete with other emerging technologies. These technologies may be less expensive and provide higher or additional performance. Companies with these competing technologies may also have greater resources. Technological change could render its technologies obsolete, and new, competitive technologies could emerge that achieve broad adoption and adversely affect the use of its technologies and intellectual property.

RET is dependent on its suppliers and manufacturers, and supply chain issues could delay the introduction of RET’s product and negatively impact its business and operating results.

RET has not yet entered into relationships with potential suppliers and manufacturers. However, RET may face delays in the introduction of its product due to supply chain issues. The manufacture, installation, production and operation of the AEI technology is expected to be dependent upon third party suppliers, service providers and networks.

Any of the following factors (and others) could have an adverse impact on RET’s operations:

●	RET’s inability to enter into agreements with suppliers on commercially reasonable terms, or at all;

●	difficulties of suppliers ramping up their supply of materials to meet RET’s requirements;

●	a failure to forecast humidity conditions, natural updrafts and realized range for rainfall enhancement activities;

●	a failure to retain key technical staff;

●	introduction of new regulations limiting or prohibiting weather modification, including the reinterpretation of existing regulations and/or the issuance of executive orders limiting/prohibiting weather modification;

●	a significant increase in the price of one or more components, including due to industry consolidation occurring within one or more component supplier markets or as a result of decreased production capacity at manufacturers;

●	any reductions or interruption in supply, including disruptions on RET’s global supply chain as a result of geopolitical conflicts, which RET may in the future experience;

●	financial problems of either manufacturers or component suppliers;

●	significantly increased freight charges, or raw material costs and other expenses associated with RET’s business;

●	a failure to develop its supply chain management capabilities and recruit and retain qualified professionals;

●	a failure to adequately authorize procurement of inventory by RET’s contract manufacturers;

●	a failure to appropriately cancel, reschedule, or adjust its requirements based on RET’s business needs; or

●	other factors beyond RET’s control or which it does not presently anticipate, could also affect its suppliers’ ability to deliver components to RET on a timely basis.

If any of the aforementioned factors were to materialize, it could cause RET to halt production of its AEI technology and/or entail higher manufacturing costs, any of which could materially adversely affect RET’s business, operating results, and financial condition and could materially damage relationships with future clients.

RET’s products may not achieve market success, but will still require significant costs to develop.

RET believes that it must continue to dedicate significant resources to its research and development efforts before knowing whether there will be market acceptance of its RET rain and snowfall generation technologies. Furthermore, the performance of these products is uncertain. RET’s rain and snowfall generation services could fail to attain sufficient market acceptance, if at all, for many reasons, including:

●	pricing and the perceived value of RET’s platform relative to its cost;

●	delays in releasing rain and snowfall generation technologies with sufficient performance and scale to the market;

●	failure to produce products of consistent quality that offer functionality comparable or superior to existing or new products;

●	ability to produce products fit for their intended purpose;

●	failures to accurately predict market or client demands;

●	defects, errors or failures in the design or performance of RET’s rain and snowfall generation technologies;

●	negative publicity about the performance or effectiveness of RET’s technology;

●	strategic reaction of companies that market competitive products; and

●	the introduction or anticipated introduction of competing technology.

To the extent RET is unable to effectively develop and market its rain and snowfall generation technologies to address these challenges and attain market acceptance, its business, operating results and financial condition may be adversely affected.

RET intends to make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit RET’s revenue growth.

RET intends to make significant investments in research, development, and marketing of new technologies, products and services. Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. RET may not achieve significant revenues from new product and service investments for a number of years, if at all. Moreover, new technologies, products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated.

RET may fail to obtain statistically significant results that demonstrate its ability to enhance rainfall.

RET intends to create standardized measurement approaches and collect climatological data in order to demonstrate statistically significant results indicating its ability to successfully achieve rain and snowfall generation. Its ability to achieve replicable statistically significant results is not yet proven, and failure to do so may affect its commercial success. Currently, there is limited research and no historical basis for RET’s ability to develop, manufacture, and deliver this technology, as well as on its ability to implement this technology regardless of location. RET may also experience increased costs relating to obtaining, analyzing, and reviewing data that demonstrates statistical significance of this technology in increasing rainfall.

RET may not be able to accurately estimate the future supply and demand for its AEI technology, which could result in a variety of inefficiencies in its business and hinder its ability to generate revenue. If RET fails to accurately predict how clients will adopt its platform, it could incur additional costs or experience delays.

It is difficult to predict RET’s future revenues and appropriately budget for its expenses, and RET may have limited insight into trends that may emerge and affect its business. RET anticipates being required to provide forecasts of its demand to its current and future suppliers prior to the scheduled delivery of products and technology to potential clients. Currently, there is limited research and no historical basis for making judgments on the demand for AEI technology or its ability to develop, manufacture, and deliver this technology, or RET’s profitability, if any, in the future. If RET overestimates client adoption of its platform, its suppliers may have excess inventory, which indirectly would increase RET’s costs. If RET underestimates its requirements, its suppliers may have inadequate inventory, which could interrupt manufacturing of its products and result in delays in shipments and revenues. In addition, lead times for materials and components that RET’s suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If RET fails to accurately qualify client adoption curves of its platform in the near- and medium-term period, which may cause failure to order sufficient quantities of product components in a timely manner, the delivery of its technology to its potential clients could be delayed, which would harm RET’s business, financial condition and operating results.

RET may fail to accurately estimate the size and growth of client demands.

There is no assurance that RET will be able to ramp its business to meet client demands about rainfall timing and predictability. Potential clients may require rapid increases in production on short notice. RET may not be able to purchase sufficient supplies or allocate sufficient manufacturing capacity to meet such increases in demand. Rapid client ramp-up in the future and significant increases in demand may strain RET’s resources or negatively affect its margins. Inability to satisfy client demand in a timely manner may harm its reputation, reduce its other opportunities, damage its relationships with clients, reduce revenue growth, and/or cause it to incur contractual penalties. Failure to grow at rates similar to that of other competitors in the industry may adversely affect RET’s operating results and ability to effectively compete within the industry.

RET may fail to find adequate sites to operate its platform and machinery.

RET’s ability to meet its financial and operating objectives depends on its ability to find adequate sites to operate its machines and platform, which can be difficult and expensive. The process to find adequate sites (including leases) requires compliance with numerous zoning, environmental, and governmental requirements. Further, the cost of operation, including leases, may become economically unfeasible causing RET to abandon or cease operations at said site. RET’s ability to find such sites could hinder our financial operating objectives and adversely affect operating results.

RET may be affected by failures of its clients, both private and public, to meet their payment obligations.

A failure of RET’s future clients to meet their payment obligations may affect its ability to receive payments under its contracts. In addition to RET’s potential contracts with private parties, RET intends to derive a portion of its revenues directly or indirectly from contracts with federal, state and city agencies, and other governmental authorities of various countries, in areas relating to, among others, water resiliency, decarbonization, forest fire mitigation, agricultural and other water infrastructure projects. The funding of these programs could be reduced or eliminated due to numerous factors beyond RET’s control, including lack of funding or budgetary constraints due to current political party views, geopolitical events, sovereign default, and other macro- or micro-economic conditions. A reduction or elimination of government spending under RET’s contracts could cause a material adverse effect on its business, financial condition, results of operations and cash flow.

RET’s clients may refuse to pay for rain and snowfall generation services that directly or indirectly benefit other nearby parties.

RET expects its offerings to have an expansive operating range, with rainfall occurring anywhere within an approximately 50-mile radius. Accordingly, there may be situations where a party who has not paid for RET’s technology could still benefit from nearby rain enhancement, particularly since the success of the technology is linked to specific weather conditions. It is possible that RET’s clients may not want and/or fail to meet some or all of their payment obligations when the rain enhancement did not solely or directly benefit them or the specific area it was intended to. This failure to collect payment owed may adversely harm RET’s business, financial condition and operating results.

RET’s future success depends in part on recruiting and retaining key personnel and failure to do so may make it more difficult for us to execute the business strategy.

RET is dependent upon the continued services of key personnel, including members of its executive management team. The loss of any one of these individuals could disrupt our operations or its strategic plans. Additionally, RET’s future success will depend on, among other things, its ability to hire and retain the necessary qualified sales, marketing and managerial personnel, for whom it competes with numerous other companies, academic institutions and organizations. If RET loses key employees, if it is unable to retain other qualified personnel, or if its management team is not able to effectively manage it through these events, RET’s business, financial condition, and results of operations may be adversely affected.

RET’s operations, projects and prospects will be located in remote areas, and its production, processing and product delivery will rely on the infrastructure and skilled labor being adequate and remaining available.

RET’s success depends to a significant extent on its ability to attract, hire, and train qualified employees, including its ability to attract employees with the necessary skills in the regions in which it will operate. While very technical skills should not be required for basic construction and ongoing maintenance of RET’s platform, in order to successfully operate its technology, it will need to hire qualified project managers, engineers, and statisticians who, respectively, can properly and self-sufficiently maintain and manage its technology suite, evaluate weather data, and have the required expertise to improve system design and functionality. RET could experience increases in its recruiting and training costs and decreases in its operating efficiency, productivity and profit margins if it is unable to attract, hire and train a sufficient number of skilled employees to support its operations.

RET’s business is dependent on the international market prices of energy and fiberglass, among other materials, which are both cyclical and volatile.

RET expects that its business and financial performance will be affected by the market prices of energy needed to power the platform. Although its cost and energy requirements are expected to be modest on a per gallon basis, prices of energy have been subject to wide fluctuations and are affected by numerous factors beyond RET’s control, including international economic and political conditions, the cyclicality of consumption, actual or perceived changes in levels of supply and demand, the availability and costs of substitutes, inventory levels maintained by users, actions of participants in the commodities markets and currency exchange rates. Current or future semiconductor shortages could also affect production. In addition, market prices and supply chain delays in obtaining fiberglass (the key material required for the apparatus design) could potentially inhibit production schedules.

System security and data protection breaches, as well as cyber-attacks, could disrupt RET’s operations, which may damage RET’s reputation and adversely affect its business.

In recent years, cyberattacks, including denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations have increased in volume and sophistication. RET’s information technology systems and automated machinery, which it will rely on to operate its business, could be exposed to such tactics. RET may also experience unavailable systems, unauthorized access or disclosure due to employee theft or misuse, sophisticated nation-state and nation-state supported actors and advanced persistent threat intrusions. RET may be unable to implement adequate preventative measures or stop security breaches while they are occurring, and attackers may sabotage or to obtain unauthorized access to RET’s systems, networks, or physical facilities. Actual or perceived breaches of RET’s security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about RET, its partners, its clients or third parties could expose us and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to the RET brand and reputation or other harm to the RET business. Additionally, cyberattacks that impact RET’s ability to operate its platform could result in production errors, processing inefficiencies and unscheduled downtime/degradation of operations, in turn causing the loss of sales and clients, and decreased revenue and increased overhead costs, which could have a material adverse effect on our results of operations.

Unfavorable conditions in RET’s industry or the global economy, could limit RET’s ability to grow its business and negatively affect its results of operations.

RET’s results of operations may vary based on the impact of changes in its industry or the global economy on RET or its potential clients. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of rain and snowfall generation technologies, and negatively affect the growth of RET’s business. In addition, in challenging economic times, potential future clients may experience cash flow problems and as a result may modify, delay or cancel plans to purchase RET’s products and services. Additionally, if RET’s clients are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to RET. Moreover, RET’s key suppliers may reduce their output or become insolvent, thereby adversely impacting RET’s ability to manufacture its products. Furthermore, uncertain economic conditions may make it more difficult for RET to raise funds through borrowings or private or public sales of debt or equity securities. RET cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

Holdco may invest in or acquire other businesses in the future, which may or may not be complementary to the RET business. Investing in or acquiring other businesses will require the devotion of a significant amount of time and resources, may not be successful, and could negatively impact Holdco’s results of operations, financial condition and liquidity.

Each of RET and Merger Sub 1 (as the surviving company of the SPAC Merger) are wholly-owned subsidiaries of Holdco. We intend for the business of developing, improving, and commercializing AEI technology to continue to be conducted by RET as a subsidiary of Holdco.

Under the Holdco A&R Articles, Holdco may engage in any and all lawful business for which a business corporation may engage in under the MBCA. In the future, Holdco, directly or indirectly, may acquire additional businesses or assets which may or may not be complementary to the RET business. The costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, Holdco may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all.

Holdco may decide to pursue acquisitions with which its investors may not agree and Holdco cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. If Holdco acquires a business or assets that are not complementary to the RET business, such business or assets may not be able to leverage our existing infrastructure or operational experience, which may increase the costs and risk associated with such acquisitions, and we may determine in connection with such acquisition or afterward to separate the ownership of such business or assets from that of RET through a spin-off, split off or otherwise of RET or of such business or assets.

In addition, acquisitions and the integration thereof will require significant time and resources and place significant demands on Holdco’s management, as well as on its operational and financial infrastructure. Risks related to the successful integration of an acquired business include:

●	diverting the attention of Holdco management and that of the acquired business;

●	merging or linking different accounting and financial reporting systems and systems of internal controls and, in some instances, implementing new controls and procedures;

●	merging computer, technology and other information networks and systems, including enterprise resource planning systems and billing systems;

●	assimilating personnel, human resources, billing and collections, and other administrative departments and potentially contrasting corporate cultures;

●	disrupting relationships with or losses of key clients and suppliers of RET’s business or the acquired business;

●	interfering with, or loss of momentum in, RET’s ongoing business or that of the acquired company;

●	failure to retain key personnel; and

●	delays or cost-overruns in the integration process.

Holdco’s inability to manage its growth through acquisitions, including the integration process, and to realize the anticipated benefits of an acquisition could have a material adverse effect on its business, financial condition and results of operations.

Risks Relating to the Environment, Health and Safety

The efficacy of RET’s machines could be materially adversely affected by changes in weather conditions generally, including variability and longer-term shifts in climate patterns, as a result of climate change or otherwise.

The revenues expected to be generated by RET’s machines are correlated to weather conditions, and the timing and predictability of its operations are subject to environmental conditions that RET cannot ultimately control. The technology does not cause rainfall to be created but is designed to enhance the amount and possibility of rainfall when conditions are appropriate in the atmosphere and when cloud formation is underway in an approximately 40-mile radius, according to third-party testing, thus this is dependent upon irradiance and weather conditions generally. Weather conditions have natural variations from season to season and from year to year and may also undergo long-term or permanent change because of climate change or other factors. While RET may try to reduce such risks through studies of present or historical conditions or modeling of future conditions, projections of rain depend on assumptions about weather patterns, shading and irradiance, which are inherently uncertain and may not be consistent with actual conditions at the site. A sustained decline in suitable weather conditions could lead to a material adverse change in the volume of rain generated, revenues and cash flow.

Additionally, climate change may increase the frequency and severity of adverse weather conditions, such as tropical storms, wildfires, droughts, floods, hurricanes, tornadoes, ice storms or extreme temperature, and may have the long-term effect of changing weather patterns, which could result in more frequent and severe disruptions to our technology. Such disruptions may include, among other things, damage to or destruction of, our assets or to assets required for weather generation or the impaired operation or forced shutdown of these assets.

Furthermore, because RET’s platform will rely on appropriate conditions, client satisfaction might be hindered by factors such as wind speed, wind direction or lack of wind. If these machines are unable to produce the levels clients want, then demands for RET’s services may decrease and its business may be adversely affected. Clients may experience significant financial impacts from insufficient rain increases due to weather conditions.

Clients and others may hold RET accountable for changing environmental and/or weather conditions, including challenges resulting from excessive rain.

Changes in rainfall patterns may lead to extreme weather conditions and unintended consequences, including, but not limited to, excessive rains, increased hail, natural disasters like mudslides, flooding, changes in rainfall patterns, increased or decreased temperatures, and increased storm frequency and tendency. While RET does not believe that its product could lead to such extreme environmental conditions as RET expects to be able to control when the rain enhancement machines are turned off and on, changes in environmental conditions in the areas in which it operates could have a material adverse effect on its reputation, which may adversely affect its operations. The RET technology has a large target area coverage which has the potential to generate excess rainfall outside or in extension to desired locations. Timing of targeted rain and snowfall generation is also highly variable, meaning that additional rain may occur at inopportune times, for example during the day in tourism-focused areas.

Clients and others dependent on RET’s services may hold RET accountable for any failures to fulfill increased rainfall expectations.

RET’s future AEI technology may fail to meet RET’s projections for increased rainfall for a variety of reasons, including, but not limited to, technological malfunctioning, regulatory impediments, and operational or financial conditions. Clients whose projects depend on increased rainfall may hold RET accountable for any failures to increase rainfall and the subsequent effect on their respective businesses, such as, a negative return on investments in agricultural projects dependent on increased rainfall. RET may suffer or be exposed to liability or costly litigation from its clients or others whose dependency on increased rainfall is affected. In addition, RET’s reputation may be adversely affected, which may adversely affect RET’s operations and financial condition.

ESG issues, including those related to climate change and sustainability, may have an adverse effect on RET’s business, financial condition and results of operations and could damage our reputation.

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning environmental, social, and governance matters (“ESG”). Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow, and evolving SEC disclosure requirements and enforcement may increase scrutiny of ESG-related statements. If RET’s ESG practices or disclosures fail to meet regulatory requirements or investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, board of directors and employee diversity, human capital management, employee health and safety practices, product quality, corporate governance and transparency, its reputation, brand and employee retention may be negatively impacted, and its clients and suppliers may be unwilling to continue to do business with RET.

Customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, dams, energy and water use, and other sustainability concerns. Concern over climate change, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment.

If RET does not adapt to or comply with new regulations, or if it fails to comply with disclosure requirements and consequently fail to meet evolving regulatory, investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in RET, and customers and consumers may choose to stop purchasing its products, which could have a material adverse effect on our reputation, business or financial condition.

Political, regulatory and social opposition to our activities could adversely impact RET’s business and reputation.

Disputes and protests related to the nature of RET’s business may arise from time to time. In some instances, lobbying by competitive chemical-based cloudseeding and desalination technologies could slow RET’s growth and ability to address target markets. Disagreements or disputes with research group, institutions, and lobbying groups for competing technology could cause delays or interruptions to RET’s operations, adversely affect its reputation or otherwise hamper its ability to conduct our operations.

Certain individuals or groups opposed to AEI technology may take actions to disrupt RET’s operations and projects, and they may continue to do so in the future, which may harm its operations and could adversely affect its business. Given the variety of rain and snowfall generation approaches, competing claims regarding the efficacy of each approach may make it difficult to delineate the relative impact each approach has on rain and snowfall generation. Certain individuals or groups may oppose RET’s operations by accusing us of unsubstantiated claims regarding environmental pollution and/or health risks, as well as point to RET’s shorter operating history to create uncertainty around the statistical significance of the historical results of its technology. Social demands and conflicts could have a material adverse effect on RET’s business and results of operations and areas in which it operates.

Risks Relating to Intellectual Property & Technology

Existing AEI technologies may largely be in the public domain and RET’s competitors could develop and commercialize products similar or identical to RET’s, and its ability to successfully commercialize its products may be adversely affected. Therefore, success of RET’s business is dependent on its ability to create and implement new technologies and to obtain and maintain patent protection for such technologies.

As existing AEI technologies are based on approximately 70 years of technological efforts beginning in the 1950s, the current state-of-the-art of this technology may largely be in the public domain. Therefore, RET’s competitors could develop and commercialize products similar or identical to RET’s, and its ability to successfully commercialize its products may be adversely affected, and RET’s success depends on its ability to create and implement new or improved AEI technologies that are proprietary to RET. RET will devote significant resources to developing new technologies and intends to seek patent protection to achieve a competitive advantage. RET’s research and development efforts may require long development cycles and a substantial investment before RET can determine the commercial viability of any resulting technologies. Moreover, there is no assurance that RET can successfully develop, deploy and market new or improved technologies in a timely or commercially acceptable fashion or obtain patent protection over such technologies. Even if RET is able to obtain patents covering such technologies, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide RET with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States, particularly in those countries where RET’s solutions are likely to be deployed, resulting in significant harm to RET’s business, financial position, results of operations and cash flows.

If RET fails to protect and enforce its existing and future technology and intellectual property, its business will suffer.

RET believes that its success will depend in large part on its ability to protect its existing and future technology and intellectual property, including its ability to obtain intellectual property protection in a timely manner, its ability to convince third parties of the applicability of its potential intellectual property rights to its products and its ability to enforce its intellectual property rights. RET intends to achieve the foregoing through a combination of license, development and non-disclosure agreements and other contractual provisions and patent, trademark, trade secret and copyright laws However, regardless of RET’s efforts to protect its future technology and intellectual property, third parties may attempt to copy or otherwise obtain and use such technology, including through the compromise of RET’s trade secrets. Monitoring unauthorized use of RET’s future intellectual property may be difficult and costly, and the steps RET will take to prevent misappropriation may not be sufficient. Any enforcement efforts RET undertakes, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm its business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard RET’s potential intellectual property, as patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, RET’s potential intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of RET’s intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. If RET fails to adequately protect its future technology and intellectual property, its licensees and competitors may seek to use its technology and intellectual property without the payment of license fees and royalties, which could weaken its competitive position, reduce its operating results and increase the likelihood of costly litigation.

The intellectual property rights of others may prevent RET from commercializing its products or developing new technology or entering new markets, and RET’s business may suffer or be exposed to liability or costly litigation if third parties assert that RET violates their intellectual property rights.

RET’s success depends in part on its ability to commercialize its products and continually adapt to incorporate new technologies and to expand into markets that may be created by new technologies. However, RET may become subject to intellectual property disputes that prevent it from commercializing its products, introducing new technologies or expanding into new markets. Therefore, RET’s success depends, in part, on its ability to develop and commercialize its products without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, RET may not be aware that its products are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. For example, there may be issued patents of which RET is unaware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by RET’s offerings. There also may be pending patent applications of which RET is not aware that may result in issued patents, which could be alleged to be infringed by RET’s offerings. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to RET, that later result in issued patents that could cover RET’s future technologies. Lawsuits can be time-consuming and expensive to resolve, and they divert management’s time and attention. RET’s platform may not be able to withstand any third-party claims against its use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. In a patent infringement claim against RET, RET may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. RET does not have a large patent portfolio which it could use in counter-claims as part of a defense against infringement. The strength of RET’s defenses will depend on the patents asserted, the interpretation of these patents, and its ability to invalidate the asserted patents. However, RET could be unsuccessful in advancing non-infringement and/or invalidity arguments in its defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if RET cannot modify its technology to make it non-infringing, or license or develop alternative technology for any infringing aspect of our business, it may be forced to limit or stop sales of its products or cease business activities related to such intellectual property. RET cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on its business, financial condition or results of operations. Any intellectual property litigation to which RET might become a party, or for which it is required to provide indemnification, regardless of the merit of the claim or its defenses, may require RET to do one or more of the following:

●	cease selling or using technology that incorporates the intellectual property rights that allegedly infringes, misappropriates or violates the intellectual property of a third party;

●	make substantial payments for legal fees, settlement payments or other costs or damages;

●	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;

●	redesign the allegedly infringing technology to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible;

●	rebrand RET or pursue a different trademark; or

●	indemnify organizations using RET’s platform or third-party service providers.

Even if the claims do not result in litigation or are resolved in RET’s favor, these claims, and the time and resources necessary to resolve them, could divert the resources of its management and harm its business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of RET’s common stock. The occurrence of infringement claims may grow as the market for our products, services and technologies grows. Accordingly, RET’s exposure to damages resulting from infringement claims could increase and this could further exhaust its financial and management resources.

If we are unable to develop, access or effectively integrate artificial intelligence (“AI”) and advanced analytics capabilities in the future, or if we face increased costs, regulatory scrutiny or cybersecurity risks associated with AI, our competitiveness, operations and prospects could be adversely affected.

We currently do not have developed or deployed AI for rainfall predictability, targeting or operational decision-making, and any future use of AI would require significant investment, access to high-quality data, specialized personnel, third-party tools and infrastructure, and extensive testing and validation. Competitors or potential partners may develop or deploy AI-enabled forecasting, measurement, automation or optimization capabilities more quickly or effectively than we do, which could reduce demand for our services, increase pricing pressure, or limit our ability to differentiate our offerings.

If we pursue AI-related initiatives in the future, we may experience operational risks, including model or data errors, limitations in predictive performance, integration challenges with hardware and software controls, and difficulties establishing appropriate governance, documentation and internal controls.

In addition, AI-related laws, regulations and standards are rapidly evolving in the United States and internationally and may impose new compliance obligations, require additional disclosures, restrict certain uses of data, or increase the risk of investigations, enforcement actions, litigation or reputational harm, including scrutiny of public statements regarding AI capabilities.

AI initiatives may also increase our cybersecurity and data protection risks. The use of third-party AI tools or cloud-based services, the collection and processing of weather and operational data, and the potential for adversarial attacks, data poisoning, model theft, or unauthorized access could expose us to business interruption, loss of proprietary information, regulatory inquiries, contractual liability, and reputational damage. Any of these risks could materially adversely affect our business, financial condition and results of operations.

Risks Relating to Regulatory and Legal Matters

RET may be subject to certain federal, state and/or local environmental and governmental regulations and laws that limit the scope of its marketplace and affect its business, results of operations and financial condition. Additionally, failure to comply with applicable laws and regulations could subject RET to liability and negatively affect its business, results of operations and financial condition.

Certain jurisdictions have codified regulations around cloudseeding technology that may subject RET to certain licensing and permitting requirements. Furthermore, the use of certain materials for seeding purposes may be subject to governmental regulation. RET could be subject to the United Nations Convention on the Prohibition of Military or Any Other Hostile Use of Environmental Modification Techniques. This Convention bans hostile weather modifications. It is yet to be determined whether AEI technology is considered hostile. RET could also face liability with respect to environmental issues occurring at sites on which it operates as a result of indirect consequences of rain and snowfall generation, and may face costs or liabilities as a result of its role on sites. In addition, licensing and permitting requirements, among other potential regulatory restrictions, may not only limit the scope of RET’s marketplace, but make it uneconomical for RET to carry out its business in certain locations, thus negatively affecting RET’s financial condition and results of operations.

RET may also be required to comply with economic and trade sanctions administered by governments in the areas in which we currently operate, and where we may operate in the future, including the U.S. government (including without limitation regulations administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and the U.S. Department of State) and the Council of the European Union. These economic and trade sanctions prohibit or restrict transactions to or from or dealings with certain specified countries, regions, their governments and, in certain circumstances, their nationals, and with individuals and entities that are specially-designated, such as individuals and entities included on OFAC’s List of Specially Designated Nationals. Any future economic and trade sanctions imposed in jurisdictions where we operate could negatively impact our business, financial condition, and results of operations.

RET’s ability to expand in certain locations is subject to land restriction policies and permits which we may fail to obtain or which may be terminated or not renewed by governmental authorities.

RET’s business is subject to regulation, including with respect to acquiring and renewing the required authorizations, permits, concessions and/or licenses from the relevant governmental regulatory bodies necessary to perform operations in specific, regulated areas. In order to successfully operate RET’s technology, it will need to obtain, or be in the process of obtaining, all material authorizations, permits, concessions and licenses required to conduct its rain and snowfall generation operations.

It may be difficult to receive the required permits, which may require RET’s management team to divert its attention from other aspects of its business, or it may be more capital intensive or a more time consuming process than expected to receive permits, either of which could increase costs and delay the launch of its products. Furthermore, if RET does not comply with the requirements set forth in the permits, RET could lose the granted permits or not receive them at all.

These authorizations, permits, concessions and licenses are also subject to RET’s compliance with conditions imposed and regulations promulgated by the relevant governmental authorities. While RET anticipates that all required authorizations, permits, concessions and environmental licenses or their renewals will be granted as and when sought, there is no assurance that these items will be granted as a matter of course, and there is no assurance that new conditions will not be imposed in connection with such renewals. If RET were to violate any laws and regulations or the conditions of its concessions, authorizations, licenses and permits, it may be subjected to substantial fines or sanctions, revocations of operating permits or licenses and possible closings of certain of its operations. RET may also be subject to the potential risk of confiscation or nationalization of its operating facilities by the governmental authorities of certain countries.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws can subject RET to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could materially adversely affect its reputation, business, financial condition, and results of operations.

RET will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which it conducts or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibits RET and its officers, directors, employees and business partners acting on its behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibits non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect RET’s business, results of operations, financial condition and reputation. RET’s policies and procedures designed to ensure compliance with these regulations may not be sufficient and its directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject RET to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially adversely affect its reputation, business, financial condition, and results of operations.

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

The Company applied for listing on the Nasdaq Capital Market and demonstrated compliance with all of the listing rules of the Nasdaq Capital Market, and Nasdaq approved the listing of the Company’s securities on the Nasdaq Capital Market. In connection with the approval of the Company’s application, the listing qualifications staff of Nasdaq indicated that the Company’s previously disclosed deficiencies were cured.

On February 18, 2026, the Company received an additional notice from the Listing Qualifications Staff of Nasdaq indicating that, for the 30 consecutive business days ended February 14, 2026, the Company’s market value of listed securities had again fallen below the minimum $35,000,000 requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq rules, the Company has been provided a compliance period of 180 calendar days, or until August 17, 2026, to regain compliance with this requirement. There can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq listing standards within the compliance period or maintain compliance thereafter.

If Nasdaq delists the Class A Common Stock or Warrants from trading on its exchange for failure to meet its listing rules, Holdco and its shareholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that shares of Class A Common Stock are “penny stock” which will require brokers trading in shares of Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Holdco cannot guarantee that an active trading market for the Common Stock will develop or be sustained, nor can Holdco predict the prices at which its common shares may trade from time to time.

If a public trading market does develop for the Class A Common Stock, its market price is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;

●	limited “public float” with a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the Class A Common Stock;

●	additions or departures of key personnel;

●	loss of a strategic relationship;

●	variations in operating results from the expectations of securities analysts or investors;

●	announcements of new products or services by us or our competitors;

●	reductions in the market share of our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	investor perception of our industry or prospects;

●	insider selling or buying;

●	investors entering into short sale contracts;

●	regulatory developments affecting our industry;

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	sales of the Class A Common Stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

●	our ability to regain compliance with Nasdaq listing requirements within any applicable compliance period;

●	our ability to maintain compliance with Nasdaq’s continued listing standards; and

●	economic and other external factors.

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

The RET Founders have substantial control over Holdco, which could limit other shareholders’ ability to influence corporate matters and could delay or prevent a change in corporate control.

Harry You, Paul Dacier and Niccolo de Masi (together, the “RET Founders”) collectively own approximately 42.30% of the outstanding Common Stock and approximately 47.48% of the voting power of the Common Stock (assuming no exercise of any Warrants or Options). While the RET Founders have no agreement to act together with respect to voting or investment decisions in their RET shares, if they were to act together, they would be able to influence Holdco’s management and affairs and control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale of equity, merger, consolidation, or sale of all or substantially all of our assets.

Further, the RET Founders hold an aggregate of 57,752 shares of Class B Common Stock, representing all issued and outstanding shares of Class B Common Stock. The Class B Common Stock has fifteen votes per share, and the Class A Common Stock, which is the class of stock held by public shareholders, has one vote per share. Pursuant to the Holdco A&R Articles, the RET Founders as the sole initial holders of Class B Common Stock will have rights that are different from unaffiliated shareholders for so long as the RET Founders or their permitted transferees collectively beneficially own more than 20% of the number of shares of Class B Common Stock collectively held by them as of the Closing. Such rights include the right to fill vacancies on Holdco’s Board, to call special meetings of shareholders, to take action by written consent of the shareholders, and that amendments to the Holdco A&R Articles will require the affirmative vote of a majority of the shares of Common Stock entitled to vote in lieu of two-thirds of the shares of Common Stock entitled to vote on the matter. Future transfers by holders of Class B Common Stock will generally result in those shares converting to Class A Common Stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. Further, the Class B Common Stock will automatically convert into Class A Common Stock on the date that is 5 years after the Closing Date, or earlier in certain circumstances, including if the initial holders thereof collectively cease to beneficially own at least twenty percent (20%) of the number of shares of Common Stock held by them on the Closing Date, as more fully set forth in the Holdco A&R Articles.

The RET Founders may have interests, with respect to their Common Stock which are different from those of unaffiliated shareholders and the concentration of voting power among one or more of these stockholders may have an adverse effect on the trading price of the Class A Common Stock.

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

Holdco has a dual class stock structure in which shares of Class A Common Stock each have one vote per share and shares of Class B Common Stock have fifteen votes per share. As of March 31, 2026, there were 8,131,081 shares of the registrant’s Class A common stock, par value $0.0001 per share (including 301,160 unvested restricted stock awards), and 57,752 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding, 5,000,000 shares of Class A Common Stock issuable upon the exercise of outstanding Warrants, and 2,150,838 shares of Class A Common Stock issuable upon the exercise of outstanding Options. Class B Common Stock is exclusively held by the RET Founders, which moderately increases their voting control. See “Risk Factors — The RET Founders have substantial control over Holdco, which could limit other shareholders’ ability to influence corporate matters and could delay or prevent a change in corporate control.”

Further, Holdco has the ability to issue additional shares of Class B Common Stock without your consent. If additional shares of Class B Common Stock are issued in a financing or other transaction, whether to the RET Founders or to third parties, such shares would give the holder increased voting power as compared to shares of Class A Common Stock.

The requirements of being a public company may strain Holdco’s resources and distract management and we will incur substantial costs as a result of being a public company.

Holdco is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Securities Act. These rules, regulations and requirements are extensive. We incur significant costs associated with our public company corporate governance and reporting requirements. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.

As previously disclosed, we have identified material weaknesses in our internal control over financial reporting. For additional information, see “Item 9A—Controls and Procedures” in this Annual Report.

In order to improve our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees to comply with these requirements or engage outside consultants, which would increase our costs and expenses.

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

The exercise of registration rights by the Previous Sponsor, New Sponsor, Sponsor Affiliate and certain RET shareholders may adversely affect the market price of the Class A Common Stock.

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

An aggregate of 5,914,057 shares of Class A Common Stock are subject to registration rights, representing approximately 72.73% of the 8,131,081 outstanding shares of Class A Common Stock as of March 31, 2026, and approximately 251.76% of the approximately 2,349,046 shares of Class A Common Stock in the public float as of March 31, 2026.

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

Neither RET nor Holdco has paid any cash dividends on its securities in the past, and Holdco does not intend to pay cash dividends on Common Stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the Board decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

If our stock price fluctuates, you could lose a significant part of your investment.

The market price of Class A Common Stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this Annual Report, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us. Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. U.S. and global markets have experienced volatility and disruption in recent years as a result of macroeconomic uncertainty and geopolitical developments, including ongoing military conflicts such as the Russia-Ukraine war and escalating tensions and hostilities in the Middle East. Economic uncertainty in various global markets caused by economic challenges, trade disputes, sanctions, tariffs, political instability and these conflicts, has led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain disruptions, as well as inflationary pressures. Our business, financial condition, and results of operations could be materially and adversely affected by further negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen. Volatility in the capital markets may also adversely affect our ability to obtain additional financing on acceptable terms, or at all. Although, to date, our results of operations have not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations may be impacted in the short and long term. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

The guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Accordingly, we classify each of the Warrants as a liability at its fair value as determined by us based upon a valuation report obtained from an independent third party valuation firm. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the Warrants is remeasured and the change in the fair value of the liability is recorded as other income (expense) in our consolidated statements of operations. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of Class A Common Stock represents the primary underlying variable that will impact the value of the derivative instruments. Additional factors that may impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial position and results of operations will fluctuate quarterly, based on various factors, such as the share price of the Class A Common Stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of Class A Common Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

In recent years, cyberattacks, including denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, social engineering (including phishing) and other tactics designed to gain access to and exploit sensitive information by breaching mission critical systems of large organizations have increased in volume and sophistication. RET’s information technology systems and automated machinery, which it will rely on to operate its business, could be exposed to such tactics. RET may also experience unavailable systems, unauthorized access or disclosure due to employee theft or misuse, sophisticated nation-state and nation-state supported actors and advanced persistent threat intrusions. RET may be unable to implement adequate preventative measures or stop security breaches while they are occurring, and attackers may sabotage or obtain unauthorized access to RET’s systems, networks, or physical facilities. Actual or perceived breaches of RET’s security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about RET, its partners, its clients or third parties could expose us and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to the RET brand and reputation or other harm to the RET business. Additionally, cyberattacks that impact RET’s ability to operate its platform could result in production errors, processing inefficiencies and unscheduled downtime/degradation of operations, in turn causing the loss of sales and clients, and decreased revenue and increased overhead costs, which could have a material adverse effect on our results of operations.

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

Item 2. Properties

Our corporate headquarters are located at 4851 Tamiami Trail N, Suite 200 Naples, FL.

The Company entered into a lease agreement, effective April 1, 2026, to lease a 4,050 square foot warehouse in Brighton, Colorado (“Warehouse Lease”), which serves as a storage building for the Company’s Equipment. The lease has an initial term of three years and includes one option to extend the term an additional three years at market prices. Under the Warehouse Lease, the Company is required to make a security deposit of $5,433.41 and pay a monthly base rate of $3,375 the first year, $3,476.25 the second year, and $3,580.54 the third year.

Item 3. Legal Proceedings

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

Holders

As of March 31, 2026, there were approximately 65 record holders of Class A Common Stock, 3 record holders of Class B Common Stock and 1 record holder of Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose shares of Class A Common Stock and Warrants are held of record by banks, brokers and other financial institutions.

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

Overview

We were founded to provide the world with reliable access to water, one of life’s most important resources. To achieve this mission, we aim to develop, manufacture and commercialize AEI technology.

We are combining unique expertise and personnel to develop, improve and commercialize AEI technology that enhances rainfall and snowfall when conditions are appropriate in the atmosphere. We are building our proprietary WETA platform with software, meteorology, hardware, product design and operations to make rain and snowfall generation more dependable. We aim to improve the existing rain and snowfall generation technologies by introducing robust measurement tools, including automation technology, rain gauges, and weather stations, to more precisely quantify the positive water benefit generated by our systems.

We aim to develop, invent, improve, manufacture, commercialize and operate technologies that enhance rainfall and elevate water reserves. We believe that our future services will yield potable water that can be used for all purposes. The projected cost (not including land costs, which are still being determined) and energy requirements for our future technology are modest on a per gallon basis for communities and ecosystems, estimated to be $0.10 per cubic meter, less than other alternative technologies. We aim to enhance agricultural, industrial and household water supplies for all the communities in which we operate by developing technology and services to serve governmental and commercial clients’ needs in creating water resiliency and abundance.

Our business model is based on a unique one-to-many community-centric business model. The numerous client segments to which we market include large landowners including agriculture, resorts, energy and transportation companies, insurance and reinsurance companies, decarbonization initiatives of major corporations and philanthropists, supranational governmental organizations, and city, county, state, federal and non-U.S. governments. In addition, we aim to leverage our offerings and enhance our potential market position by exploring ways to expand our future water generation products through licensing and acting as a channel partner for additional water generation technologies.

Since the beginning of 2025 we have continued advancing the commercialization of our technology, including manufacturing and deploying additional rain and snowfall generation systems and conducting field deployments with potential governmental and commercial clients. We have also expanded our network of industry experts and consultants supporting system development, project execution and commercial outreach, and continued research and development activities aimed at improving system performance and exploring potential adjacent atmospheric water applications.

We have a limited operating history, and our ability to generate revenue sufficient to achieve profitability will depend on our ability to successfully build and commercialize AEI technology and successfully execute our sales strategy.

Restatement

This Annual Report includes a restatement of our financial statements for the Affected Periods resulting from an error in the accounting for financed insurance premiums as of March 31, 2025 and June 30, 2025. In connection with the restatement, our management reassessed the effectiveness of our internal control over financial reporting and our internal control over financial reporting and our disclosure controls and procedures for the Affected Periods. As a result of that reassessment, we determined that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2024, and that our disclosure controls and procedures were not effective as of December 31, 2025. For more information, see “Item 9A—Controls and Procedures” in this Annual Report.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the Affected Periods. The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the audited consolidated financial statements included herein.

Business Combination

On December 31, 2024 (the “Closing Date”), Coliseum Acquisition Corp., Rain Enhancement Technologies, Inc., Rain Enhancement Technologies Holdco, Inc. (“Holdco”), and the merger subsidiaries consummated the business combination pursuant to the Business Combination Agreement (the “Business Combination”). Following the closing, Holdco became the publicly traded parent company and holds all of the equity interests of RET.

The Business Combination was accounted as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Coliseum was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of RET issuing stock for the net assets of Coliseum, accompanied by a recapitalization. The net assets of Coliseum were stated at historical cost, with no goodwill or other intangible assets recorded.

Our common stock and warrants commenced trading on the Nasdaq Stock Market LLC under the symbols “RAIN” and “RAINW”, respectively, on January 2, 2025.

PIPE Subscriptions

In connection with the Closing, Holdco entered into subscription agreements (collectively, the “PIPE Subscription Agreements”) with certain investors and related parties (the “PIPE Investors”) to sell an aggregate of 118,557 shares of Holdco Class A Common Stock at a purchase price of approximately $11.39 per share, for gross proceeds of $1.35 million. At the Closing, Holdco received $700,000 of the PIPE investment and issued an aggregate of 61,474 shares of Holdco Class A Common Stock to the PIPE Investors and recorded a subscription receivable of $650,000 for the remaining PIPE investment on the consolidated balance sheet as of December 31, 2024.

On January 29, 2025, the Company received $500,000 pursuant to the PIPE Subscription Agreements and issued 43,910 shares of Class A Common Stock. On February 6, 2025, the Company received the remaining $150,000 and issued 13,173 shares of Class A Common Stock. As of February 6, 2025, the subscription receivable had been fully paid.

Forward Purchase Agreement with Meteora

On December 30, 2024, Holdco entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Meteora Capital Partners, LP and affiliated funds (“Meteora”) for an OTC equity prepaid forward transaction. An aggregate of 361,858 shares of Holdco Class A Common Stock (the “Forward Purchase Shares”) are subject to the Forward Purchase Agreement, for which Meteora was paid approximately $4.1 million at Closing (the “Prepayment”) and we retained approximately $20,000 (the “Prepayment Shortfall”). The Forward Purchase Agreement matures on the date of the effectiveness of a certain registration statement filed by Holdco with the Securities and Exchange Commission following the Closing Date (the “Maturity Date”). Meteora may sell the Forward Purchase shares at any time following the Closing Date until the Maturity Date at a price not less than $10.00 per share. If Meteora sells any of the Forward Purchase Shares, Meteora will pay to Holdco $10.00 for each share sold, less the Prepayment Shortfall. On Maturity Date, any Forward Purchase Shares that have not been sold by Meteora will be returned to us for no consideration, provided that if the proceeds of the shares sold by Meteora prior to the Maturity Date is less than the Prepayment Shortfall, then we will pay cash to Meteora in an amount equal to such difference. The forward purchase agreement remains subject to its contractual terms, including settlement provisions tied to the effectiveness of a registration statement.

Loan Agreement with an Affiliate of Harry You

On December 30, 2024, Holdco entered into the Loan Agreement with RHY Management LLC (“RHY), an affiliate of Harry You, pursuant to which RHY committed to provide Holdco with up to $7 million in new loans. In addition, approximately $3.1 million of existing loans and advances owed to Mr. You and his affiliates were rolled into the Loan Agreement.

As of December 31, 2025, the Company had approximately $9.1 million outstanding under the Loan Agreement, consisting of approximately $3.1 million of rollover amounts and approximately $6.0 million of additional borrowings during 2025.

On March 11, 2026, the Compensation Committee and the Board approved repayment of the amounts due under the Loan Agreement of up to 30% of any amount received by the Company from any potential future capital raise net of any underwriting, legal, and accounting fees and related costs.

On March 24, 2026, the Audit Committee and the Board approved an increase in the amount that could be borrowed under the Loan Agreement from $7,000,000 to $10,000,000. The Company and RHY entered into an amendment to the Loan Agreement reflecting such increase, effective as of March 31, 2026.

Recent Developments

Business Developments

In October 2025, we announced preliminary field observations from a fog-mitigation pilot conducted in Australia using our WETA platform. Initial observations suggested ionization may influence fog dissipation under certain atmospheric conditions. Based on these results, we plan to conduct expanded, instrumented pilot programs in 2026 in the USA (Oregon, California, Utah or Colorado) and Australia to further evaluate performance and use cases. These activities remain in the research and development stage and are not expected to generate material revenue until validation and commercialization.

Our first two US installed systems entered operation in November 2025. These installations represent the Company’s first operational deployments in the United States and are part of our efforts to evaluate system performance under real-world atmospheric conditions. The systems are located in the La Sal Range of Utah, where we are monitoring snowfall and Snow Water Equivalent (“SWE”) measurements. Preliminary observations during certain periods of system operation coincided with changes in local snowfall and SWE measurements. These observations are preliminary, and additional research and analysis are ongoing to evaluate potential precipitation and snowpack impacts under varying atmospheric conditions.

During 2025, we also expanded production of our WETA systems and manufactured ten additional units in Australia which were shipped to, and are stored in, the United States intended to support future pilot programs, field deployments and operational readiness. As of December 31, 2025, seven of these units had been completed and were being stored pending deployment. The remaining three units were completed and delivered to the United States in March 2026. Additionally, three systems are currently under construction. These systems are expected to support ongoing research activities, demonstration projects and potential future deployments as we continue to evaluate commercial applications of our technology. Management believes that maintaining an inventory of completed systems may allow the Company to respond more efficiently to pilot opportunities, research collaborations and potential commercial deployments as they arise.

In addition, we also continued internal development efforts related to potential enhancements to our WETA platform, including instrumentation, data collection and deployment configurations intended to support future pilot programs and operational flexibility. These initiatives remain in development and are being evaluated as part of our broader research and engineering activities. The timing and extent of any future implementation or commercialization of these capabilities remain uncertain.

Service Agreement with Utah Division of Water Resources

In January 2026, we entered into a service agreement with the Utah Division of Water Resources to support the installation of a generator to facilitate radiometer data ingestion associated with our rainfall monitoring infrastructure. The agreement provides for payment of $10,500 to us in connection with the installation. We completed the installation and fully received the payment in February 2026.

Appointment of Directors

On December 22, 2025, the holders of Class B Common Stock appointed Mr. David Sylvester as a Class II director with a term expiring at the second annual meeting of stockholders, and the Board increased the size of the Board from seven to eight directors and appointed Mr. Sylvester as Chairperson of the Audit Committee. Following the appointment, Mr. Sylvester, Mr. Peperzak and Mr. Reardon serve on the Audit Committee.

In connection with this appointment, Mr. Sylvester entered into a director agreement that is consistent with our form of Director Agreement. which provides for annual cash compensation and potential equity awards subject to approval by the Board and Compensation Committee. As of the date of this Annual Report, no equity awards have been granted to our directors under these agreements.

Nasdaq Compliance Notices

On February 18, 2025, we received the MVLS Notice from the Staff of the Nasdaq which notified us that, for the 30 consecutive business days ended February 14, 2025, our MVLS closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under the MVLS Rule. Also on February 18, 2025, we received the MVPHS Notice from Nasdaq that for the 30 consecutive business days ended February 14, 2025, our MVPHS closed below the $15,000,000 MVPHS threshold required for continued listing on Nasdaq under Nasdaq Listing Rule 5450(b)(2)C).

On August 19, 2025, we received the Notice from the Staff indicating that we had not regained compliance with either the MVLS Rule or the MVPHS Rule and, unless we timely request a hearing before the Panel, our securities would be subject to suspension and delisting from The Nasdaq Global Market. We timely submitted our request for a hearing before the Panel on August 21, 2025.

As part of the compliance plan submitted to the Panel, we requested a transfer of our listing from the Nasdaq Global Market to the Nasdaq Capital Market. A hearing before the Panel was held on September 18, 2025 and on October 14, 2025, the Panel granted our request for continued listing on Nasdaq, subject to our timely application to transfer our listing from the Nasdaq Global Market to the Nasdaq Capital Market and demonstrating compliance with the applicable listing requirements. We completed the transfer to the Nasdaq Capital Market and demonstrated compliance with the applicable listing rules. Nasdaq subsequently confirmed that we had regained compliance with its previously disclosed deficiencies,

Our Class A common stock and warrants continue to trade under the symbol “RAIN” and “RAINW”, respectively.

On February 18, 2026, we received an additional written notice from Nasdaq indicating that, for the 30 consecutive business days ended February 17, 2026, our MVLS had closed below the $35,000,000 minimum required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq rules, we have 180 calendar days, or until August 17, 2026, to regain compliance with the MVLS requirement. To regain compliance, our MVLS must close at or above $35,000,000 for a minimum of ten consecutive business days during this compliance period. We intend to monitor our MVLS and evaluate available options to regain compliance with Nasdaq listing standards; however, there can be no assurance that we will regain or maintain compliance within the applicable compliance period.

Plan of Operations

12-Month Plan

RET currently has two rain and snowfall generation systems installed and placed in service in the United States. These units arrived in the US in September 2025, and began operating in November 2025 and are currently being used to support field observations, data collection and ongoing research activities related to our rainfall generation technology.

Initial observations from these installations have enabled us to evaluate system performance using available meteorological and radar data. Data collection and analysis remain ongoing as we continue to evaluate system performance and potential atmospheric effects associated with our technology.

During 2025, we expanded production of our WETA systems and manufactured ten additional units intended to support future pilot programs, field deployments and operational readiness. As of December 31, 2025, seven of these units had been completed and were being stored pending deployment. The remaining three units were completed and delivered to the United States in March 2026. Additionally, three systems are currently under construction. The timing and location of future installations will depend on factors such as site availability, permitting requirements, customer engagement and the results of ongoing testing and evaluation. We expect that some of these systems may be deployed during 2026 as part of pilot programs, demonstration projects or other research initiatives.

We continue to document sourcing, manufacturing and assembly processes associated with our systems as part of our ongoing development efforts. As part of these efforts, we may evaluate potential supply chain arrangements and manufacturing partners to support future production, although no such arrangements have been finalized.

Future deployments, if pursued, may involve installing one or more systems within a geographic area as part of pilot programs or demonstration projects. Site selection will consider factors such as weather patterns, terrain, permitting requirements, accessibility and other operational considerations.

We also continue research and development activities related to instrumentation and measurement tools designed to support monitoring and evaluation of system performance during field deployments. These efforts are intended to assist with the collection and analysis of atmospheric and precipitation data associated with our systems.

In addition, we may pursue research collaborations with academic institutions or other research organizations to further study atmospheric effects and evaluate the potential impact of our technology in locations where systems are deployed.

While our systems are currently being deployed primarily for research, pilot and demonstration purposes, the operational experience gained from these deployments is intended to support the continued development of our technology and inform potential future commercial applications.

Going Concern Consideration

In connection with our management’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Classification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” we evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment considers our current cash position, projected cash requirements, and ability to obtain additional funding.

As of December 31, 2025, we had approximately $214,000 in cash and had a working capital deficit of approximately $13.0 million. We expect to continue incurring expenses as we scale our operations and begin to generate revenue. We have historically funded our operations primarily through related-party financing arrangements, including borrowings under our line of credit with Mr. You. As of December 31, 2025, we had drawn substantially all available amounts under this facility. While we expect to continue relying on related party financing sources, additional capital raises and projected cash flows from operations, our limited operating history and continuing operating losses raise substantial doubt about our ability to continue as a going concern.

Management’s plans to address this uncertainty include continued support from related parties, seeking additional financing through debt, equity, or a combination of both, and pursuing commercial opportunities for installation and service agreements. However, there is no assurance that such funding will be available on acceptable terms, or at all.

Accordingly, our management has determined that we do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of these consolidated financial statements. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

During 2025, we incurred installation and field deployment costs associated with the initial deployment and pilot operation of our rain and snowfall generation systems in the United States. These activities were undertaken as part of system validation and research programs and were not associated with revenue-generating customer contracts.

For the year ended December 31, 2025, we had a net loss of approximately $9.1 million, which consisted of installation costs of approximately $402,000, general and administrative expenses of approximately $7.6 million (primarily related to personnel costs, stock based compensation expense, professional services including annual audit, marketing, and other corporate operating expenses), research and development expenses of approximately $62,000, amortization expense of approximately $12,000, depreciation expense of approximately $7,000, a loss due to the change in fair value of warrant liabilities of $900,000, and interest expenses, minimal tax expenses and interest income from an operating account of approximately $283,000, partially offset by gain from a settlement with vendor of approximately $226,000.

For the year ended December 31, 2024, we had net loss of approximately $4.5 million, which consisted mainly of general and administrative expenses of approximately $4.5 million and interest expense in connection with the note payable to related parties of approximately $30,000.

Cash Flows

For the year ended December 31, 2025, net cash used in operating activities was approximately $2.0 million, net cash used in investing activities was approximately $987,805, and net cash provided by financing activities was approximately $3.1 million. Net cash used in operating activities included our net loss of approximately $9.1 million, and a gain from the settlement with a vendor of approximately $226,000, partially offset by changes in operating assets and liabilities of approximately $1.3 million, amortization expense of approximately $12,000, depreciation expense of approximately $7,000, approximately $3.5 million paid by related parties on behalf of RET, stock-based compensation expenses of approximately $1.6 million and a change in the fair value of a warrant liabilities of $900,000. Cash used in investing activities consisted solely of payment for building Equipment of approximately 987,805. Cash provided by financing activities resulted from proceeds from payment of subscription receivable of $650,000 and proceeds from drawdowns under the LOC (as defined below) of approximately $2.5 million.

For the year ended December 31, 2024, net cash used in operating activities was approximately $1.3 million, net cash used in investing activities was approximately $46,000, and net cash provided by financing activities was approximately $1.4 million. Net cash used in our operating activities included our net loss of approximately $4.5 million, partially offset by non-cash activities, including stock-based compensation expense of approximately $2.8 million, amortization expense of approximately $12,000, and expenses paid by related parties on behalf of RET of approximately $321,000, and changes in operating assets and liabilities. Cash used in investing activities consisted solely of payment for building Equipment of approximately $46,000. Cash provided by financing activities resulted from (i) the issuance of RET Class A and RET Class B common stock of $740,000 and $125,000, respectively, (ii) cash proceeds from the issuance of Holdco Class A common stock in connection with PIPE subscriptions of $700,000, and (iii) proceeds from the reverse recapitalization in connection with the Business Combination, partially offset by payment of deferred financing costs of $75,000 and payment of the prepaid Forward Purchase Agreement with Meteora of approximately $4.1 million.

Commitments and Contingencies

Patent License

On November 21, 2022, RET entered into a license agreement with Dr. Theodore Anderson, a plasma physicist, whereby RET was granted an exclusive, worldwide license under certain of Dr. Anderson’s patents. The consideration paid for the license of $33,000, which was fully paid in November 2022, was recorded as a finite-lived intangible asset.

Consulting Agreement for Rainfall Ionization Equipment

We entered into a consulting agreement to engage our senior technology advisor, Scott Morris in 2022, pursuant to which we agreed to pay him a one-time fee upon execution of the agreement and a consulting fee of AUD 250,000 per year (equivalent to approximately $170,000 as of the effective date). In February 2025, the agreement was amended to increase the annual consulting fee to $186,000, and in June 2025, it was further increased to $252,000 annually in exchange for the consultant assuming an additional role and responsibilities. The agreement also provides for success fees payable upon the achievement of specified sales and development milestones. On March 19, 2026, the agreement was amended to add three additional milestones, each of which would entitle him to a $25,000 cash bonus. During the year ended December 31, 2025, we paid an aggregate of $50,000 in milestone payments to Mr. Morris in connection with the achievement of certain development milestones.

In connection with the consulting agreement, we also agreed to obtain from Mr. Morris an irrevocable, perpetual, non-exclusive license under certain engineering designs in connection with rainfall ionization equipment and systems. We fully paid this amount of $83,750 in June 2023.

Employment Agreement

Effective January 2, 2025, we entered into a binding offer letter (as amended, the “Offer Letter”), which was later amended on June 27, 2025, with our new CEO, Mr. Seidl. Pursuant to the amended Offer Letter, we agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, subject to Board or Compensation Committee approval, which will be subject to the achievement of Company and/or individual performance goals mutually agreed by the CEO and the Board or the Compensation Committee, and (iii) a cash bonus of $5.82 million (the “Retention Bonus”) payable on the earlier of (x) December 31, 2028, (y) the date on which we terminate the CEO’s employment without cause, or (z) the date on which a change of control is consummated. We accrue the Retention Bonus over the period of service. As of December 31, 2025, we accrued approximately $831,000 of Retention Bonus and $1 million of annual incentive bonus for 2025 in accrued expenses to related party in the accompanying consolidated balance sheet. On March 16, 2026, the Company paid Mr. Seidl the $1 million annual incentive bonus for 2025 pursuant to the determination and approval of the Compensation Committee.

In addition, Mr. Seidl is also entitled to an equity award under our equity incentive plan that was approved by the Compensation Committee on August 14, 2025 and by the Board on August 20, 2025. On September 5, 2025, we granted 602,320 RSAs to Mr. Seidl, of which 50% vested on January 1, 2026, and 50% of which shall vest on January 1, 2027, subject to continued employment or service through such vesting date.

Termination Letter

In January 2025, we entered into a termination letter agreement with our former CEO, Mr. Christopher Riley, pursuant to which, in lieu of all other compensation and payments, we agreed to pay Mr. Riley an aggregate of $124,500, payable in 18 monthly installments beginning in February 2025 in consideration for his past services. As of December 31, 2025, we had an aggregate of approximately $48,000 in outstanding amount in connection with such agreement that was included in accrued expenses in the accompanying consolidated balance sheet. Additionally, conditioned on approval by the Compensation Committee, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A Common Stock vesting one year from the date of grant. As of December 31, 2025, the stock has not been granted.

Related Party Transactions

Note Payable and Line of Credit from Related Parties

On February 2, 2023, RET issued a promissory note (the “Note”) to its former CEO, Mr. You, and Mr. de Masi for an aggregate amount of $600,000. The Note has an annual interest rate of 5%. The Note amount owed to RET’s former CEO and Mr. de Masi totaling $400,000 remains as outstanding due on demand, and the $200,000 Note amount owed to Mr. You was included in the Rollover amount described below.

On December 30, 2024, Holdco entered into the Loan Agreement with RHY, an affiliate of Harry You, pursuant to which RHY agreed to issue a line of credit (the “LOC”) to Holdco for up to $7 million, in addition to the Rollover amount described below (such amounts borrowed under the LOC, together with the Rollover, the “Loan”). The Loan bears interest at the greater of 5% per annum or the applicable IRS short-term rate in the month of each drawdown (“Interest Rate”), payable quarterly in arrears. If a quarterly payment is missed, the loan balance increases by an amount equal to the principal multiplied by the 2% Default Rate (as defined below). If an event of default has occurred and is continuing, then upon written notice by RHY to Holdco, the outstanding principal balance and any unpaid accrued interest will accrue interest at 2% above the Interest Rate (the “Default Rate”).

Prior to closing of the Business Combination, the outstanding amount that Coliseum and RET owed to Mr. You and his affiliates was approximately $3.1 million. The Rollover amounts were assigned to and assumed by Holdco and are treated for all purposes as Loans outstanding under the Loan Agreement. The Rollover amount does not reduce the $7 million funding available to us under the LOC. As a result, as of December 31, 2024, we had approximately $3.1 million outstanding under the LOC, comprised solely of the Rollover amount.

As of December 31, 2025, we had drawn approximately $6.0 million under the LOC, in the combined form of cash proceeds and payments made on behalf of the Company, bringing the total outstanding balance under the Loan Agreement to approximately $9.1 million (including the $3.1 million Rollover).

As of December 31, 2025 and 2024, we had an outstanding accrued interest balance in connection with both the Note and the LOC of approximately $323,000 and $38,000, respectively.

On March 11, 2026, the Compensation Committee and the Board approved repayment of the amounts due under the Loan Agreement of up to 30% of any amount received by the Company from any potential future capital raise net of any underwriting, legal, and accounting fees and related costs.

On March 24, 2026, the Audit Committee and the Board approved an increase in the amount that could be borrowed under the Loan Agreement from $7,000,000 to $10,000,000. The Company and RHY entered into an amendment to the Loan Agreement reflecting such increase, effective as of March 31, 2026.

Board Agreement

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies. On December 22, 2025, the Board further increased its size from seven to eight directors and appointed Mr. David Sylvester as a Class II director.

In connection with their appointments to the Board, Mr. Reardon, Mr. Peperzak, and Mr. Sylvester each entered into the Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of our company’s non-employee directors. Additionally, effective as of April 4, 2025, we entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, we agreed to pay to each Board member (i) subject to approval by the Board and Compensation Committee, a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board. We recognized an aggregate of $225,000 in connection with such agreement during the year ended December 31, 2025 within general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2025, there has been no grants of restricted stock to the directors.

Segments

We operate and manage the business as one reportable and operating segment, which is the business of developing, manufacturing and commercializing AEI technology. Our chief executive officer, who is the chief operating decision maker, or CODM, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance.

Off-Balance Sheet Arrangements

We did not have off-balance sheet arrangements as of December 31, 2025, and do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

The consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC.

Preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report, our management believes there were no critical accounting estimates identified during the years ended December 31, 2025 and 2024.

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

Equipment and Construction In-Process Equipment

We capitalize our cost to build our rainfall ionization equipment (the “Equipment”), including materials and allocated labor costs directly attributable to the construction of the Equipment. Costs incurred prior to completion of the equipment are recorded as construction in progress. Upon the installation of the Equipment, we transferred our capitalized cost from Construction in-process to Equipment. Equipment that has been completed but has not yet been installed or otherwise placed into service remains within Construction in-process Equipment and is not depreciated until transferred into Equipment and placed into service.

Depreciation begins when the equipment is placed into service and is recorded on a straight-line basis over the estimated useful life of the assets, which we currently estimate to be 10 years. At the time of retirement or other disposition of the Equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

As of December 31, 2024, no Equipment has been placed in service. In November 2025, we completed installation of two existing systems and placed them into service. As a result, we moved these costs associated with these two units from Construction in-process into Equipment began recording depreciation on these assets and recognized approximately $7,000 of depreciation expense during the year ended December 31, 2025 in the accompanying consolidated statement of operations.

Installation costs represent expenses incurred in connection with the installation of the Company’s rain and snowfall generation systems deployed in pilot installations and evaluation projects. These costs primarily consist of labor, travel, site preparation and related operational expenses associated with system deployment and testing. As we are currently in an early stage of commercial deployment, certain installation activities may occur prior to the execution of revenue-generating customer agreements.

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

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. We assess the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. As of December 31, 2025 and 2024, we did not have any intangible assets with indefinite useful lives.

We evaluate long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recorded for the years ended December 31, 2025 or 2024.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in its fourth quarter of 2025 for the period ending December 31, 2025, and the adoption impacted only the disclosures with no material impact on the Company’s consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2025, due to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Previously Identified Material Weakness in 2023 and Remediation

As previously disclosed, in connection with the restatement of RET’s audited financial statements as of and for the year ended December 31, 2023 and as of December 31, 2022 and for the period from November 10, 2022 (inception) through December 31, 2022, RET’s management identified a material weakness in RET’s internal controls over financial reporting regarding the calculation of deferred tax assets and disclosure of income taxes in accordance with FASB ASC 740. Upon the completion of the Business Combination, RET became a wholly-owned subsidiary of the Company. During the year ended December 31, 2025, we implemented remediation measures designed to address this material weakness, including enhancing our review controls over the preparation of the income tax provision and related disclosures and engaging third-party tax professionals to assist management with the preparation and review of income tax calculations and disclosures. Management evaluated the design and operating effectiveness of these enhanced controls during the year ended December 31, 2025 and concluded that the material weakness had been remediated as of December 31, 2025.

Newly Identified Material Weakness

The Company obtained its D&O liability insurance coverage effective December 31, 2024. On January 2, 2025, the Company executed an agreement with a financing company to finance $640,000 of the premium. On January 30, 2025, the down payment and first installment was paid. The Company should have recorded the premium financing agreement as a liability, with an offset to prepaid expenses, upon its execution. The error was identified as part of the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025. As a result of such error, our management has determined that a material weakness existed in our internal control over financial reporting. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025. This material weakness resulted in a material misstatement that affected the presentation of prepaid expenses and related liabilities on our balance sheets.

In connection with the preparation of the Company’s consolidated financial statements as of and for the year ended December 31, 2025, the Audit Committee, in consultation with management, determined that the Company should restate its previously issued unaudited condensed consolidated financial statements contained in its Quarterly Reports on Form 10-Q for each of the Affected Periods. Please see Note 2 to the Financial Statements included elsewhere in this Annual Report for such restatements.

The Company intends to take steps to remediate this material weakness, including enhancing its internal controls over the accounting and review of recurring transactions, including insurance premium financing arrangements. Specifically, the Company plans to improve its accounting policies and implement a review control as part of the period-end close process to ensure such transactions are appropriately identified, evaluated, and recorded in accordance with U.S. GAAP. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See “Risk Factors—Risks Relating to RET’s Business and Industry—We have identified material weaknesses in our internal control over financial reporting. Such material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, could result in the loss of investor confidence, listing deficiencies or delisting from Nasdaq and litigation and adversely affect the trading of our securities.”

Limitations on the Effectiveness of Controls

Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of these inherent limitations, our disclosure and internal controls may not prevent or detect all instances of fraud, misstatements or other control issues. In addition, projections of any evaluation of the effectiveness of disclosure or internal controls to future periods are subject to risks, including, among others, that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Management continued implementing and operating the enhanced controls described above relating to the preparation and review of income tax calculations and disclosures.

Other than these remediation efforts, there was no other change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements for each of the quarters ended March 31, 2025 and June 30, 2025 described above had not yet been identified.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Item 9B. Other Information.

Effective as of March 31, 2026, the Company entered into an amendment to the Loan Agreement with RHY to increase the amount that the Company may borrow under the Loan Agreement from $7,000,000 to $10,000,000.

During the quarter ended December 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth certain information, as of the date of this report, concerning the directors and officers of Rain Enhancement Technologies Holdco, Inc. Ages are shown as of March 15, 2026.

Name	Age	Position
Randy Seidl	62	Chief Executive Officer and Director
Oanh Truong	37	Interim Chief Financial Officer
Christopher Riley	60	Director
Harry You	65	Director
Alexandra Steele	58	Director
Lyman Dickerson	81	Director
Marcus Peperzak	77	Director
Bob Reardon	61	Director
David Sylvester	61	Director

Executive Officers

Randy Seidl has served as Chief Executive Officer and as a director of Rain Enhancement Technologies Holdco Inc. since January 2, 2025. In 2020, Mr. Seidl founded and continues to serve as Chairman of Sales Community, a sales social network with a mission to add value to technology sales professionals. In 2016, he founded and continues to serve as Chairman of Top Talent Recruiting, a boutique contingency-based recruiting business. In 2013, he founded and continues to serve as Chairman of Revenue Acceleration to help tech companies accelerate revenue growth. From 2009 to 2013, Mr. Seidl served as Sr. Vice President/General Manager of Hewlett Packard’s Americas and U.S. Enterprise Group. From 2006 to 2009, he served as Sr. Vice President/General Manager of Sun Microsystems’ North America business and as Vice President/General Manager for Financial Services. From 2004 to 2006, he served as Vice President/General Manager of East Region at StorageTek. From 2003 to 2004, he served as Chief Executive Officer and director at Permabit, from 2000 to 2003 was co-founder and Executive Vice President of GiantLoop, and from 1996 to 1999 was Chairman and Chief Executive Officer of Workgroup Solutions. He began his career at EMC Corporation, employee #33, holding various domestic and international positions including Vice President of Open Systems Sales for North America, from 1985 to 1996. Mr. Seidl has served on as a director of Ondas Holdings Inc. (Nasdaq: ONDS) since 2020. Since 2015, Mr. Seidl has served as director of Data Dynamics, a leader in enterprise data management, and since 2016 a director of ISG, the leader in claim and litigation support services for insurance and legal communities. He previously served as director of Datawatch Corporation (2015-2018, Nasdaq: DWCH, acquired by Altair). He continues to serve on the advisory boards and consults with ZoomInfo, AuctusIQ, TitanX, Sandler, and others. Mr. Seidl is a graduate of Boston College’s Carroll School of Management. Mr. Seidl serves as a Trustee Associate on Boston College’s Board of Trustees. He is also a member of CEO (Chief Executives Organization) and YPO (Young Presidents’ Organization) and is active with other charities. We believe Mr. Seidl’s experience in senior leadership positions at public technology companies makes him well-qualified to serve as our Chief Executive Officer and as a director.

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

Directors

Harry L. You has served as the Chairman of the Board of Rain Enhancement Technologies Holdco Inc. since the Company went public on December 31, 2024. Previously, Mr. You was the Chairman of the Board of Coliseum Acquisition Corp. from June 2023 to December 2024, and interim Chief Executive Officer and interim Chief Financial Officer of Coliseum from June 2023 to July 2023. Mr. You is currently the Executive Chairman of Berto Acquisition Corp. (a special purpose acquisition company). Mr. You also served as Chairman of the Board and a Director of dMY Squared Technology Group, Inc., a special purpose acquisition company (“dMY Squared”), from March 2022 until the completion of its initial business combination with Horizon Quantum Computing Pte. Ltd. in March 2026, and currently serves as a Director of the combined company, Horizon Quantum Holdings Ltd. Mr. You previously served as an executive of dMY Squared, including as Chief Financial Officer from February 2022 to March 2026, Chief Executive Officer from February 2025 to March 2026, and co-Chief Executive Officer from March 2022 until March 2023. He has also been a member of the Audit Committee of Broadcom Inc. since January 2019 as well as Chairman of the Compensation Committee and a member of the Executive Committee of the board of directors of Broadcom. Previously, he was Chief Financial Officer from September 2016 to August 2019 and President in May 2019 and from September 2016 to February 2019 of GTY, a software as a service company that offers cloud-based solutions for the public sector. He was Executive Vice President in the Office of the Chairman of EMC Corporation (“EMC”) from 2008 to 2016. When Mr. You joined EMC in 2008, he oversaw corporate strategy and new business development, including mergers and acquisitions, joint ventures and venture capital activity. He was Chief Executive Officer from 2005 to 2007 and Interim Chief Financial Officer from 2005 to 2006 of BearingPoint Inc. He was Executive Vice President and Chief Financial Officer of Oracle Corporation from 2004 to 2005. Prior to joining Oracle, he held several key positions in finance, including as Chief Financial Officer of Accenture Ltd. and managing director in the Investment Banking Division of Morgan Stanley. He also served as a trustee of the U.S. Olympic Committee Foundation from 2016 to 2022. Mr. You also served as a director of IonQ, Inc. from October 2021 to February 2025. Mr. served as Vice Chairman of the board of GTY from February 2019 to July 2022 and as director of Coupang, Inc. from January 2021 to June 2023, Genius Sports Limited from April 2021 to December 2022, Rush Street Interactive, Inc. from September 2019 to June 2022, dMY Technology Group, Inc. II (a special purpose acquisition company) from June 2020 to April 2021, dMY Technology Group, Inc. IV (a special purpose acquisition company) from December 2020 to April 2023, and Korn/Ferry International from 2005 to 2016. Mr. You holds an M.A. in Economics from Yale University and a B.A. in Economics from Harvard College. We believe Mr. You is well qualified to serve as a member of the Board due to his extensive and varied deal experience throughout his career, including his experience structuring Dell Technologies Inc.’s $67 billion acquisition of EMC as EMC’s Executive Vice President, and his network of contacts in the technology sector.

Alexandra Steele has served on the Board as an independent director of Rain Enhancement Technologies Holdco Inc. since the Company went public on December 31, 2024. Ms. Steele is an Emmy-nominated broadcast meteorologist with over 20 years of experience. She holds a Graduate Certificate in Climate Adaptation and a master’s degree in Climate Change and Society. She recently concluded an engagement as a host at Yale Climate Connections and since 2015 has served as an on-air freelance meteorologist. From 2015 to 2024, she served as an on-air meteorologist for CBS 46 WGCL-TV. From 2011 to 2014, she was an on-air meteorologist for CNN, from 2003 to 2010, she was the weekday prime time on-air anchor for The Weather Channel, and from 1999 to 2003, she was the weekday morning on-air meteorologist at WJLA. As a broadcast meteorologist, she has extensive breadth and depth of experience in live network coverage from hurricanes, tornadoes, and blizzards, as well as live weather coverage of major sporting events. In addition, she has traveled and produced weather and climate stories around the world. Ms. Steele has served as a member of The American Meteorological Society since 1998 and was issued The American Meteorological Society Seal of Approval in 1999. She received her bachelor’s degree in history of art and architecture from Brown University, her master’s degree in Broadcast Journalism from the Medill School of Journalism at Northwestern University and completed her Meteorology Studies at Fairfield University and Western Connecticut State University. We believe Ms. Steele is qualified to serve as a member of the Board because of her more than twenty years of experience and deep expertise in meteorology and climatology.

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

Christopher Riley has served as a member of the board of directors of Rain Enhancement Technologies Holdco, Inc. since the Company went public on December 31, 2024. Previously, Mr. Riley served as interim Co-Chief Executive Officer of Holdco from December 31, 2024 until January 30, 2025, and as Chief Executive Officer of RET from June 21, 2024 until January 30, 2025 and a member of its board of directors from October 7, 2024 until December 31, 2024. Currently, Mr. Riley is the Chief Revenue Officer of Xerox IT Solutions, a position he has held since January 2025. Additionally, Mr. Riley’s company, Winning Edge Advisors, has provided consulting services since November 2023, and has served and will continue to serve as a strategic consultant to ITsavvy, a private equity firm backed by GenNx360 Capital Partners. Mr. Riley served as the President, Worldwide Field Operations for DataRobot from July 2022 to November 2023. During his tenure, Mr. Riley restructured the company and set it on a path to profitability, improving the GDR by over 50%, while also driving the largest and most strategic ARR opportunities to closure in Asia, Europe, the Middle East and North America. He rebuilt the business development and global partner organizations and signed strategic partnership agreements with AWS, MSFT and Google Cloud. Mr. Riley served as the chief revenue officer of Automation Anywhere and strategic advisor to the CEO from June 2020 to August 2023. Mr. Riley restructured the GTM organization and worked to right-size the company to drive towards profitability. Mr. Riley held several executive roles at Dell, Dell/EMC and EMC (NYSE: Dell, formerly NYSE: EMC) including President Americas Sales and Customer Operations, President Dell Technologies Select and SVP Global Alliances from February 2014 to June 2020. During this period of time, Mr. Riley led the $20B+ Americas business through one of the largest and most successful technology acquisitions of all time. During his time leading this organization the company grew faster than the market and took unprecedented market share from competitors. Mr. Riley was personally engaged in driving some of the largest and most strategic deals in company history. Mr. Riley served as the Americas Vice President and General Manager for HP (formerly NYSE:HP) from January 2008 to January 2014. Mr. Riley served as the vice president and general manager for McData from 2003 to 2006 prior to its acquisition by Brocade. Mr. Riley served as the Senior Vice President and Co-Founder of Centrepath from 2000 to 2003 and prior to that as the President of Network Service for Comdisco from 1999 to 2000. Mr. Riley started his career at EMC in 1987 until 1999 serving in various senior sales leadership roles. Mr. Riley holds a B.S. in Finance from the University of Connecticut. Mr. Riley spent twelve years serving on the University of Connecticut’s Foundation Board from 2001 to 2013. We believe Mr. Riley is well-qualified to serve as a member of the Board due to his more than three decades of experience across various technology sectors (IT, Cloud, Security, Automation and AI), and his proven track record of driving revenue growth, gross margin expansion, ecosystem partnerships and fostering lasting customer relationships.

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

David (“Dave”) Sylvester has served on the Board as an independent director of Rain Enhancement Technologies Holdco Inc. since December 22, 2025. He is the senior vice president and chief financial officer of Steelcase, Inc., a company that helps people do their best work by creating places that work better. He also oversees the company’s international business in the Europe, Middle East and Africa and Asia Pacific regions and global real estate, facilities and security. As the longest serving CFO in the company’s 110 year history, Dave played a crucial role in Steelcase’s transition to a publicly traded company in 1998 through the sale to HNI Corporation in 2025. Having lived, worked, and supported its global business in fifty countries, he was an integral part of transforming the operational footprint of Steelcase. In addition, Dave oversaw the launch and operations of the company’s global business centers and has long been a strong champion for talent development within the finance organization and more broadly. Before being appointed to his current position in April 2011, he served as vice president and chief financial officer and expanded his role to include global facilities, real estate and Steelcase aviation. Dave also oversaw the company’s global business centers through August 2025. Prior to this, he was vice president of operations finance, responsible for operations finance in North America and internationally where he was closely involved in supply chain decisions, product placement and global supply chain strategy implementation. Dave began his career with Steelcase in 1995 as manager of financial reporting and planning. Dave served as director and assistant controller of corporate finance, and held the role of finance leader for Steelcase International based in Strasbourg, France, where he led all financial activities outside of the United States and Canada, including profitability analysis, business model evolution, EVA measurement, acquisition integration and other special projects. Before joining Steelcase, Dave worked in several audit and special project positions over seven years at PriceWaterhouseCoopers in Chicago, Illinois. Dave sits on the boards of joint ventures with Steelcase Jeraisy in Saudi Arabia, One Workplace on the west coast of the United States and several non-profit organizations in western Michigan. Dave was affiliated with the American Institute of Certified Public Accountants for 35 years. He graduated from Michigan State University in East Lansing, Michigan with a bachelor’s degree in accounting and an MBA in finance.

Number, Terms of Office and Appointment of Directors and Officers

The Board consists of eight members, which are divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to Holdco’s first and second annual meeting of shareholders) serving a 3-year term. The term of office of the first class of directors will expire at Holdco’s first annual meeting of shareholders. The term of office of the second class of directors will expire at Holdco’s second annual meeting of shareholders. The term of office of the third class of directors will expire at Holdco’s third annual meeting of shareholders.

Holdco’s officers are appointed by the Board and will serve at the discretion of the Board, rather than for specific terms of office. The Board is authorized to appoint persons to the offices set forth in the A&R Articles and/or A&R Bylaws as it deems appropriate.

Role of the Board in Risk Oversight

The Board’s role in risk oversight at the Company is consistent with its leadership structure, with the Chairperson, CEO, President and other members of senior management having responsibility for assessing and managing Holdco’s risk exposures, and the Board and its committees providing oversight in connection with those efforts and attempts to mitigate identified risks. As part of the Board’s meetings, the Board will review and seek to assess on an ongoing basis the risks faced by Holdco in executing its business plans. These risks include business, operational, technological, cybersecurity, financial and liquidity risks. The Board will periodically receive updates from management on the primary risks facing Holdco and the measures that Holdco is taking to mitigate such risks.

The Board also dedicates time to review and consider the relevant risks that need to be addressed at the time of any Board meeting. In addition to the full Board, the Audit Committee plays an important role in the oversight of Holdco’s risk management processes, as well as assessing Holdco’s and RET’s major financial risk exposures. The Compensation Committee is charged with reviewing Holdco’s and RET’s compensation policies and practices and confirming that they do not encourage risk taking in a manner that would have a material adverse impact on Holdco. The Nominating and Corporate Governance Committee is responsible for overseeing risks related to Holdco’s and RET’s governance processes. Each of the Board’s committees reports its findings to the full Board for consideration.

Director Independence

Nasdaq listing rules generally require that a majority of a listed company’s board of directors be independent within one year of listing. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Alexandra Steele, Lyman Dickerson, Marcus Peperzak, David Sylvester, and Bob Reardon are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules.

Committees of the Board of Directors

The Board has three standing committees — an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each comprised of independent directors.

Audit Committee

The audit committee of the Board (the “Audit Committee”) consists of David Sylvester, Marcus Peperzak and Bob Reardon. Each of the members of the Audit Committee must qualify as independent directors under the Nasdaq corporate governance standards and the independence requirements of Rule 10A-3 under the Exchange Act, be financially literate, and at least one member of the Audit Committee must qualify as an “audit committee financial expert” as defined in applicable SEC rules and must have accounting or related financial management expertise. The Board has determined that each member of the Audit Committee is independent under Nasdaq listing rules and Rule 10A-3 of the Exchange Act, is financially literate and that David Sylvester and Bob Reardon each qualifies as an “audit committee financial expert” as defined by applicable SEC rules.

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

Compensation Committee

Holdco has a Compensation Committee, consisting solely of independent directors. The Compensation Committee consists of Alexandra Steele and Lyman Dickerson. The Board has determined that each of the members of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq.

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

Code of Ethics

We maintain a Code of Ethics that is applicable to all of our directors, officers and employees. The Code of Ethics sets forth standards of ethical business conduct, including conflicts of interest, compliance with applicable laws, rules and regulations, timely and truthful disclosure, and reporting mechanisms for illegal or unethical behavior. The Code of Ethics also satisfies the requirements for a code of ethics as defined by Item 406 of Regulation S-K promulgated by the SEC. If the Company were to amend or waive any provision of the Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above, rather than by filing a Current Report on Form 8-K. Amendments and waivers to the Code of Ethics must be approved by our Board or a Board Committee and will be promptly disclosed (other than technical, administrative or non-substantive changes) on our website. The Code of Ethics is available on the Investor Relations page of the Company’s website, https://rainenhancement.com/. The contents of our website are not incorporated in or otherwise to be regarded as a part of this Annual Report.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers, and ten percent (10%) stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act during the fiscal year ended December 31, 2025 through the date of this Annual Report, except for the Form 3 reporting the initial securities ownership of Robert Reardon upon his appointment to the Board in April 2025.

Item 11. Executive Compensation.

Officer Compensation

This section discusses the material components of the fiscal year 2025 executive compensation programs for our named executive officers.

Introduction

The primary objective of our executive compensation program is to attract and retain talented executives to effectively manage and lead the company.

Our named executive officers for the year ended December 31, 2025 were:

●	Randy Seidl, Chief Executive Officer

●	Oanh Truong, Interim Chief Financial Officer

●	Christopher Riley, Former Co-Chief Executive Officer

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and December 31, 2024.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Randy Seidl,	2025	500,000	1,000,000	2,650,208	0	0	0	0	4,150,208
Chief Executive Officer(1)	2024	0	0	0	0	0	0	0	0
Oanh Truong,	2025	0	0	0	0	0	0	0	0
Interim Chief Financial Officer(2)	2024	0	0	0	0	0	0	0	0
Christopher Riley	2025	0	0	0	0	0	0	76,083	76,083
Former Co-Chief Executive Officer(3)	2024	0	0	0	0	0	0	0	0

(1)	Mr. Seidl’s employment began on January 2, 2025.

(2)

Ms. Truong is an employee of Berto LLC, an affiliate of our chairman, and is paid by Berto LLC. We did not pay or make any reimbursement for any compensation paid to Ms. Truong or Berto LLC for the fiscal year ended December 31, 2025 or 2024. There is no agreement between the Company and Berto LLC with respect to Ms. Truong’s compensation.

(3)

Mr. Riley’s employment as our Co-Chief Executive Officer ended effective as of January 30, 2025. Pursuant to the Termination Letter, in lieu of all other compensation and payments of any kind due and payable to Mr. Riley, Mr. Riley will be paid for services rendered in an amount of $124,500, payable in 18 monthly installments beginning in February 2025. “All Other Compensation” reflects 11 monthly termination payments of $6,917 per month from February 2025 to December 2025. Additionally, conditioned on approval by the Compensation Committee, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A Common Stock of the Company vesting one year from the date of grant. As of December 31, 2025, the stock has not been granted.

Narrative to Summary Compensation Table

Mr. Seidl received $500,000 cash compensation in the form of base salary and $1,000,000 in a performance based bonus for fiscal year 2025, paid in March 2026. Mr. Seidl also received a restricted stock award for 602,320 shares of Class A Common Stock, of which 50% vested on January 1, 2026, and 50% shall vest on January 1, 2027, subject to continued employment or service through the vesting date.

Oanh Truong serves as the interim Chief Financial Officer as a consultant and has received no cash compensation or stock awards from Holdco or RET. Holdco expects to recruit a full-time Chief Financial Officer in the future.

There are no other executive officers of Holdco.

Employment Agreements

Randy Seidl

Effective January 2, 2025, we entered into the Offer Letter, which was later amended on June 27, 2025, with our CEO, Mr. Seidl. Pursuant to the amended Offer Letter, we agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, subject to Board or Compensation Committee approval, which will be subject to the achievement of Company and/or individual performance goals mutually agreed by the CEO and the Board or the Compensation Committee, and (iii) a cash bonus of $5.82 million payable on the earlier of (x) December 31, 2028, (y) the date on which we terminate the CEO’s employment without cause, or (z) the date on which a change of control is consummated.

Mr. Seidl will be eligible to participate in Holdco’s comprehensive employee benefit offerings. The Offer Letter also provides that Mr. Seidl will be eligible to participate in any additional executive-level plans that Holdco may adopt for similarly situated employees.

Mr. Seidl’s employment with Holdco is “at-will,” meaning either Holdco or Mr. Seidl may terminate Mr. Seidl’s employment at any time for any reason. Upon termination of Mr. Seidl’s employment with the Company for any reason, he will be entitled to (i) unpaid base salary and pro-rated bonuses through the termination date, payable in accordance with the Company’s payroll practices, (ii) unreimbursed business expenses, payable in accordance with and subject to the terms of the Company’s expense reimbursement policies and (iii) any vested non-forfeitable amounts or other benefits owing or accrued as of the termination date under the Company’s benefit plans or programs in which he participated (collectively, the “Accrued Benefits”). If his employment is terminated by the Company without “Cause” (as defined in the Offer Letter) he would be entitled to an amount equal to 12 months of his then-current base salary and a pro-rata portion of his current bonus, payable in substantially equal installments over the 12-month period following the date of his termination or resignation, plus payment of the Officer Note. In the event his employment is terminated by the Company without Cause in each case, upon or within 12 months following a Change in Control (as defined in the Incentive Plan) (provided such Change in Control constitutes a change in control under Section 409A), then he would be entitled to accelerated vesting of 100% of the stock options constituting his equity award that are unvested as of the date of such termination.

Oanh Truong

There is no agreement between Ms. Truong and the Company with respect to her service as interim Chief Financial Officer of the Company.

Overview of Anticipated Executive Compensation Program

Decisions with respect to the compensation of our executive officers, including our named executive officers, will be made by the Compensation Committee. The following discussion is based on the present expectations as to the compensation of our named executive officers and directors for 2026. The actual compensation of our named executive officers will depend on the judgment of the members of the Compensation Committee and may differ from that set forth in the following discussion. Such compensation will also generally be governed by our executive officers’ employment agreements, as in effect from time to time, including as described above.

We expect our executive compensation program will be designed to:

●	attract, retain and motivate senior management leaders who are capable of advancing our mission and strategy and, ultimately, creating and maintaining its long-term equity value. Such leaders must engage in a collaborative approach and possess the ability to execute its business strategy in an industry characterized by competitiveness and growth;

●	reward senior management in a manner aligned with our financial performance; and

●	align senior management’s interests with our equity owners’ long-term interests through equity participation and ownership.

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

Other Compensation and Benefits

We expect to offer various employee benefit plans to employees, including our named executive officers, including certain insurance benefits, as well as the 401(k) profit sharing plan. We may also provide our named executive officers with perquisites and personal benefits that are not generally available to all employees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning the equity awarded to our named executive officer outstanding as of December 31, 2025.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Randy Seidl, Chief Executive Officer	0	0	0	n/a	n/a	602,320	2,650,208	0	0
Oanh Truong, Interim Chief Financial Officer	0	0	0	n/a	n/a	0	0	0	0
Christopher Riley, Former Co-Chief Executive Officer	0	0	0	n/a	n/a	0	0	0	0

Director Compensation

This section discusses the material components of the compensation of our directors for the fiscal year 2025.

Director Compensation Table

The following table sets forth information concerning the compensation of our directors for the years ended December 31, 2025.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Harry You	0	0	0	0	0	0	0
Lyman Dickerson	50,000	0	0	0	0	0	50,000
Marcus Peperzak	50,000	0	0	0	0	0	50,000
Bob Reardon	50,000	0	0	0	0	0	50,000
Christopher Riley	50,000	0	0	0	0	0	50,000
Alexandra Steele	50,000	0	0	0	0	0	50,000
David Sylvester	0	0	0	0	0	0	0

Narrative to Director Compensation Table

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

We have entered into Director Agreements with each of David Sylvester, Lyman Dickerson, Alexandra Steele, Christopher Riley, Marcus Peperzak, and Robert Reardon. The terms of the Director Agreements are consistent with our standard form of Director Agreement described above, except with respect to the grants of restricted stock to Mr. Dickerson and Mr. Riley, which are as follows: (i) subject to approval by the Board and the Compensation Committee, in lieu of an annual grant of restricted stock, Mr. Dickerson will receive an initial grant of restricted stock equal to the number of shares determined by dividing $2,000,000 by the closing price of the Class A Common Stock on the date of grant, and such grant of restricted stock will vest in full on the third anniversary of the grant date, subject to acceleration in accordance with the terms of the restricted stock award or the Company’s 2024 Incentive Award Plan, and (ii) subject to approval by the Board and the Compensation Committee, Mr. Riley will receive an annual grant of restricted stock equal to the number of shares determined by dividing $50,000 by the closing price of the Class A Common Stock on the date of grant.

The grants of restricted stock to each of Mr. Sylvester, Mr. Dickerson, Ms. Steele, Mr. Riley, Mr. Peperzak, and Mr. Reardon pursuant to the Director Agreements were deferred by the Board. Accordingly, no awards of stock were granted to directors in 2025.

2024 Incentive Plan

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

Administration. The Compensation Committee of the Board (for purposes of this section only, the “Committee”) will administer the 2024 Incentive Plan. The Committee will generally have the authority to designate participants, determine the type or types of awards to be granted to a participant, determine the terms and conditions of any agreements evidencing any awards granted under the 2024 Incentive Plan, accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards and to adopt, alter and repeal rules, guidelines and practices relating to the 2024 Incentive Plan. The Committee will have full discretion to administer and interpret the 2024 Incentive Plan and to make any other determinations and/or take any other action that it deems necessary or desirable for the administration of the 2024 Incentive Plan, and any such determinations or actions taken by the Committee shall be final, conclusive and binding upon all persons and entities. The Committee may delegate to one or more officers of Holdco or any affiliate the authority to act on behalf of the Committee with respect to any matter, right, obligation or election that is the responsibility of or that is allocated to the Committee in the 2024 Incentive Plan and that may be so delegated as a matter of law, except for grants of awards to persons subject to Section 16 of the Exchange Act.

Eligibility. Certain employees, directors, officers, advisors or consultants of Holdco or its affiliates are eligible to participate in the 2024 Incentive Plan.

Number of Shares Authorized. Holdco initially reserved 747,168 shares of Class A Common Stock for the issuance of awards under the 2024 Incentive Plan. The number of shares reserved for issuance under the 2024 Incentive Plan will increase automatically on January 1 of each of 2025 through 2034 by the number of shares equal to 5.0% of the total number of outstanding shares (rounded down to the nearest whole share) of Class A Common Stock as of December 31 of the immediately preceding year. Notwithstanding anything to the contrary in the 2024 Incentive Plan, no more than the number of shares of Class A Common Stock initially reserved under the 2024 Incentive Plan may be issued pursuant to the exercise of incentive stock options (“ISOs”) under the 2024 Incentive Plan. As of March 31, 2026, there were 1,153,722 shares of Class A Common stock authorized for issuance, of which 602,320 have been issued and are outstanding.

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

Clawback Recovery Analysis

In connection with the restatement of our previously filed Quarterly Reports on Form 10-Q for the Affected Periods, as described in this Annual Report, our Compensation Committee conducted a recovery analysis for the relevant period, as contemplated by Rule 10D-1 under the Exchange Act, Nasdaq Listing Standards, and in accordance with the Company’s Policy for the Recovery of Erroneously Awarded Compensation. Based on this analysis, the Compensation Committee determined that the restatement did not impact the performance metrics used for executive compensation and therefore no recovery of incentive-based compensation was required.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth beneficial ownership of Class A Common Stock and Class B Common Stock by:

●	each person who is known to be the beneficial owner of more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock;

●	Each of our current named executive officers and directors; and

●	All named executive officers and directors, as a group.

The information below is based on an aggregate of 8,131,081 shares of Class A Common Stock and 57,752 shares of Class B Common Stock issued and outstanding as of March 31, 2026. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options, warrants, and other derivative securities that are currently exercisable or exercisable within 60 days. In the table below, shares issuable upon the exercise of Options that are currently exercisable or exercisable within 60 days are considered outstanding and beneficially owned by the person holding such Options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Accordingly, percentages presented in the table may not sum to 100%.

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

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock	% of Class	Number of Shares of Class B Common Stock	% of Class	% Total Voting Power
5% Holders
Harry L. You(2)	2,886,343	30.18%	23,101	40.00%	30.99%
Paul T. Dacier(3)	1,861,277	24.72%	18,481	32.00%	23.77%
Stevenson School(4)	500,000	6.15%	—	—	5.56%
ColoredRings LLC(5)	450,000	5.53%	—	—	5.00%
Niccolo de Masi(6)	809,118	9.14%	16,170	28.00%	10.83%
Meteora Capital, LLC(7)	672,694	8.27%	—	—	7.48%
LMR Partners LLP(8)	611,776	7.00%	—	—	6.37%

Directors and Named Executive Officers
Christopher Riley	—	—	—	—	—
Randy Seidl(9)	602,320	7.41%	—	—	6.69%
Oanh Truong	—	—	—	—	—
Harry L. You(2)	2,886,343	30.18%	23,101	40.00%	30.99%
Alexandra Steele	—	—	—	—	—
Lyman Dickerson	17,564	*	—	—	*
Marcus Peperzak	—	—	—	—	—
Bob Reardon	—	—	—	—	—
David Sylvester	—	—	—	—	—
All Holdco directors and named executive officers as a group (nine individuals)	3,506,227	37.80%	23,101	40.00%	37.88%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the directors and executive officers of Holdco is c/o Rain Enhancement Technologies Holdco, Inc., 4851 Tamiami Trail N, Suite 200, Naples, FL 34103.

(2)	Includes (i) 650,120 shares of Class A Common Stock held directly by Mr. You, (ii) 237,956 shares of Class A Common Stock held by RHY Irrevocable Trust (the “Trust”), (iii) 564,375 shares of Class A Common Stock held by Berto, LLC (“Berto”), a limited liability company of which Mr. You is the sole member, (iv) 23,101 shares of Class B Common Stock held by the Trust, and (v) 1,433,892 shares of Class A Common Stock issuable upon the cash exercise of vested Options held by Mr. You. Mr. You is the settlor and investment officer of the Trust, and his son is the beneficiary of the Trust. Accordingly, Mr. You may be deemed to have a pecuniary interest in the securities held by the Trust. Mr. You disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. The business address of Mr. You is 1180 North Town Center Drive, Suite 100, Las Vegas, NV 89144.

(3)	Includes (i) 1,848,104 shares of Class A Common Stock held by Rainwater LLC, (ii) 18,481 shares of Class B Common Stock and (iii) 13,173 shares of Class A Common Stock held by Paul T. Dacier. Rainwater LLC is a limited liability company of which Mr. Dacier is the sole member.

(4)	The business address of Stevenson School is 3152 Forest Lake Road, Pebble Beach, CA. 93953.

(5)	The business address of ColoredRings LLC is 66 Fernwood Road Chestnut Hill, MA 02467.

(6)	Includes 92,172 shares of Class A Common Stock and 16,170 shares of Class B Common Stock held by Isalea Investments LP, a limited partnership of which Mr. de Masi is the General Partner, and 716,946 shares of Class A Common Stock issuable upon the cash exercise of vested Options held by Mr. de Masi. The business address of Mr. de Masi is 2809 Carlton Rd., Austin TX 78703.

(7)	Based on the Schedule 13G filed on February 6, 2026. Interests shown are held by certain funds and managed accounts to which Meteora Capital, LLC serves as investment manager (the “Meteora Funds”). Vikas Mittal serves as the managing member of Meteora Capital, LLC with respect to the ordinary shares held by the Meteora Funds. Mr. Mittal expressly declares that he is not the beneficial owner for the purposes of sections 13(d) or 13(g) of the Securities Act. The principal business office address of each of Meteora Capital, LLC and Mr. Mittal is 1200 N Federal Hwy, #200, Boca Raton, FL 33432.

(8)	Based on Amendment No. 2 to Schedule 13G filed on February 17, 2026 by (i) LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG, LMR Partners (DIFC) Limited and LMR Partners (Ireland) Limited (collectively, the “LMR Investment Managers”), which serve as the investment managers to certain funds with respect to the shares of Class A Common Stock held by certain funds; and (ii) Ben Levine and Stefan Renold, who are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by certain funds (Mr. Levine and Mr. Renold, together with the LMR Investment Managers, the “LMR Parties”). The Class A Common Stock beneficially owned by the LMR Parties are directly held by LMR Multi-Strategy Master Fund Limited (“LMR Master Fund”) and LMR CCSA Master Fund Ltd (“LMR CCSA Master Fund”). Each of LMR Master Fund and LMR CCSA Master Fund directly holds warrants to purchase 305,888 shares of Class A Common Stock, with a total of 611,776 shares of Class A Common Stock issuable upon the exercise of the warrants. The address of the principal business office of each of the LMR Parties is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

(9)	Consists of 602,320 restricted stock awards of which 301,160 are fully vested, and of which 301,160 shares of Class A Common Stock shall vest on January 1, 2027, subject to continued employment or service through such vesting date

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information at December 31, 2025 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity Compensation Plans Approved by Security Holders	0	$0	521,286
Equity Compensation Plans Not Approved by Security Holders	2,150,838	$2.06	—
Total	2,150,838	$2.06	521,286

As of December 31, 2025, Holdco has 2,150,838 shares of Class A Common Stock issuable upon the exercise of vested options (“Options”) at an exercise price of $2.06 per share, which were issued upon the conversion of RET’s outstanding options pursuant to the Business Combination Agreement.

On December 19, 2024, prior to the consummation of the Business Combination, Holdco’s sole director and sole shareholder approved the Rain Enhancement Technologies Holdco, Inc. 2024 Equity Incentive Plan, which initially authorized the grant of 747,168 shares of Class A Common Stock for the issuance of awards pursuant to such plan. The number of shares reserved for issuance under the 2024 Incentive Plan will increase automatically on January 1 of each of 2025 through 2034 by the number of shares equal to 5.0% of the total number of outstanding shares (rounded down to the nearest whole share) of Holdco Class A Common Stock as of December 31 of the immediately preceding year. Accordingly, as of January 1, 2025, an aggregate of 1,123,606 shares were reserved for issuance under the 2024 Incentive Plan. Awards may be granted in the form of stock options, stock appreciation rights, restricted stock, deferred stock, and other stock-based awards, to employees, officers, directors, and consultants of Holdco or its subsidiaries. As of December 31, 2025, we have granted 602,320 shares under the 2024 Incentive Plan in the form of restricted stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Note Payable and Line of Credit from Related Parties

On February 2, 2023, RET issued the Note to its former CEO, Mr. You, and Mr. de Masi for an aggregate amount of $600,000. The Note has an annual interest rate of 5%. The Note amount owed to RET’s former CEO and Mr. de Masi totaling $400,000 remains as outstanding due on demand, and the $200,000 Note amount owed to Mr. You was included in the Rollover amount described below.

On December 30, 2024, Holdco entered into the Loan Agreement with RHY, an affiliate of Harry You, pursuant to which RHY agreed to issue an LOC to Holdco for up to $7 million, in addition to the Rollover amount described below. The Loan bears interest at the greater of 5% per annum or the applicable IRS short-term rate in the month of each drawdown, payable quarterly in arrears. If a quarterly payment is missed, the loan balance increases by an amount equal to the principal multiplied by the 2% Default Rate (as defined below). If an event of default has occurred and is continuing, then upon written notice by RHY to Holdco, the outstanding principal balance and any unpaid accrued interest will accrue interest at 2% above the Interest Rate.

Prior to closing of the Business Combination, the outstanding amount that Coliseum and RET owed to Mr. You and his affiliates was approximately $3.1 million. The Rollover amounts were assigned to and assumed by Holdco and are treated for all purposes as Loans outstanding under the Loan Agreement. The Rollover amount does not reduce the $7 million funding available to us under the LOC. As a result, as of December 31, 2024, we had approximately $3.1 million outstanding under the LOC, comprised solely of the Rollover amount.

As of December 31, 2025, we had drawn approximately $6.0 million under the LOC, in the combined form of cash proceeds and payments made on behalf of the Company, bringing the total outstanding balance under the Loan Agreement to approximately $9.1 million (including the $3.1 million Rollover).

As of December 31, 2025 and 2024, we had an outstanding accrued interest balance in connection with both the Note and the LOC of approximately $323,000 and $38,000, respectively.

On March 11, 2026, the Compensation Committee and the Board approved repayment of the amounts due under the Loan Agreement of up to 30% of any amount received by the Company from any potential future capital raise net of any underwriting, legal, and accounting fees and related costs.

On March 24, 2026, the Audit Committee and the Board approved an increase in the amount that could be borrowed under the Loan Agreement, from $7,000,000 to $10,000,000. The Company and RHY entered into an amendment to the Loan Agreement reflecting such increase, effective as of March 31, 2026.

Employment Agreement

Effective January 2, 2025, we entered into a binding Offer Letter, which was later amended on June 27, 2025, with our new CEO, Mr. Seidl. Pursuant to the amended Offer Letter, we agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, subject to Board approval, which will be subject to the achievement of Company and/or individual performance goals mutually agreed by the CEO and the Board or the Compensation Committee, and (iii) a cash bonus of $5.82 million payable on the earlier of (x) December 31, 2028, (y) the date on which we terminate the CEO’s employment without cause, or (z) the date on which a change of control is consummated. We accrue the Retention Bonus over the period of service. As of December 31, 2025, we accrued approximately $831,000 of Retention Bonus and $1 million of annual incentive bonus for 2025 in accrued expenses to related party in the accompanying consolidated balance sheet.

In addition, subject to approval by the Board and the Compensation Committee, Mr. Seidl is also entitled to equity awards under our equity incentive plan. On September 5, 2025, we granted 602,320 RSAs to Mr. Seidl, of which 50% vested on January 1, 2026 and 50% of which shall vest on January 1, 2027, subject to continued employment or service through such vesting date.

Board Agreement

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies. On December 22, 2025, the Board further increased its size from seven to eight directors and appointed Mr. David Sylvester as a Class II director.

In connection with their appointments to the Board, Mr. Reardon, Mr. Peperzak, and Mr. Sylvester each entered into the Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of our company’s non-employee directors. Additionally, effective as of April 4, 2025, we entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, we agreed to pay to each Board member (i) subject to approval by the Board and Compensation Committee, a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board. We recognized an aggregate of $225,000 in connection with such agreement during the year ended December 31, 2025 within general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2025, there has been no grants of restricted stock to the directors.

Termination Letter

In January 2025, we entered into a termination letter agreement with our former CEO, Mr. Christopher Riley, pursuant to which, in lieu of all other compensation and payments, we agreed to pay Mr. Riley an aggregate of $124,500, payable in 18 monthly installments beginning in February 2025 in consideration for his past services. As of December 31, 2025, we had an aggregate of approximately $48,000 in outstanding amount in connection with such agreement that was included in accrued expenses in the accompanying consolidated balance sheet. Additionally, conditioned on approval by the Compensation Committee, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A Common Stock vesting one year from the date of grant. As of December 31, 2025, the stock has not been granted.

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

Holdco has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the Audit Committee will have the responsibility to review related party transactions.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, reviews of our quarterly consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2025 totaled approximately $301,270, and for the year ended December 31, 2024, in addition to services rendered in connection with the Business Combination for the period from May 21, 2024 (inception) to December 31, 2024, totaled approximately $295,200.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the year ended December 31, 2025 and the period from May 21, 2024 (inception) to December 31, 2024.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the year ended December 31, 2025 and the period from May 21, 2024 (inception) to December 31, 2024.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the year ended December 31, 2025 and the period from May 21, 2024 (inception) to December 31, 2024.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1)	The following financial statements of Rain Enhancement Technologies Holdco, Inc., supplemental information, and report of independent registered public accounting firm are included in this Annual Report:

Consolidated Financial Statements of Rain Enhancement Technologies Holdco, Inc.

(2)	List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable, or the information is otherwise included.

(b)	Exhibits:

The following exhibits are filed or furnished as an exhibit to this Annual Report.

Exhibit Number	Description
2.1†	Business Combination Agreement, dated June 25, 2024, by and among Coliseum Acquisition Corp., Rain Enhancement Technologies, Inc., Rain Enhancement Technologies Holdco, Inc., Rainwater Merger Sub 1, Inc., and Rainwater Merger Sub 2, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-283425)).
2.2	Assignment of Business Combination Agreement, dated August 22, 2024, by and among Rainwater Merger Sub 2, Inc. and Rainwater Merger Sub 2A, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 (File No. 333-283425)).
2.3†	Amendment to Business Combination Agreement, dated August 22, 2024, by and among Coliseum Acquisition Corp., Rain Enhancement Technologies, Inc., Rain Enhancement Technologies Holdco, Inc., Rainwater Merger Sub 1, Inc., and Rainwater Merger Sub 2A, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 (File No. 333-283425)).
3.1	Amended and Restated Articles of Organization of Rain Enhancement Technologies Holdco, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 7, 2025).
3.2	Articles of Correction to the Amended and Restated Articles of Organization of Rain Enhancement Technologies Holdco, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed on December 17, 2025).
3.3	Amended and Restated Bylaws of Rain Enhancement Technologies Holdco, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 7, 2025).
4.1	Specimen Class A Common Stock Certificate of Rain Enhancement Technologies Holdco, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-283425)).
4.2	Specimen Warrant Certificate of Rain Enhancement Technologies Holdco, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 (File No. 333-283425)).
4.3	Warrant Agreement, dated June 22, 2021, by and between Coliseum Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-283425)).
4.4	Warrant Assignment, Assumption and Amendment Agreement, dated December 31, 2024, by and among Rain Enhancement Technologies Holdco, Inc., Coliseum Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on January 7, 2025).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed on April 16, 2025).
10.1+	Form of Indemnification Agreement between Rain Enhancement Technologies Holdco, Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2025).
10.2	Lock-Up Agreement, dated December 31, 2024, by and among Holdco and certain shareholders of Holdco (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2025).
10.3	Letter Agreement, dated June 22, 2021, by and among Coliseum Acquisition Corp., its officers and directors and the Previous Sponsor (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-283425)).
10.4	Joinder, dated November 22, 2023, between Coliseum Acquisition Corp. and Harry L. You (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-283425)).
10.5	Form of Joinder by and among the Extension Non-Redeeming Shareholders and Coliseum Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 7, 2025).
10.6	Registration Rights Agreement, dated December 31, 2024, by and among Rain Enhancement Technologies Holdco, Inc. and each of the stockholders of Rain Enhancement Technologies Holdco, Inc. identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 7, 2025).

10.7+	Rain Enhancement Technologies Holdco, Inc. 2024 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on January 7, 2025).
10.7.1+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7.1 to the Current Report on Form 8-K filed on January 7, 2025).
10.7.2+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.7.2 to the Current Report on Form 8-K filed on January 7, 2025).
10.8	Warrant Exchange Agreement, dated December 17, 2024, by and among Coliseum Acquisition Sponsor, LLC, Berto, LLC, Coliseum Acquisition Corp. and Rain Enhancement Technologies Holdco, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on January 7, 2025).
10.9	Form of Subscription Agreement by and among Rain Enhancement Technologies Holdco, Inc. and the PIPE Investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2024).
10.10	Form of Non-Redemption Agreement between the Extension Non-Redeeming Shareholders and Coliseum Acquisition Corp. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (File No. 333-283425)).
10.11†	Loan Agreement, dated December 30, 2024, by and between Rain Enhancement Technologies Holdco, Inc. and RHY Management LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on January 7, 2025).
10.12	Amendment to Loan Agreement, effective as of March 31, 2026, by and between Rain Enhancement Technologies Holdco, Inc. and RHY Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on April 6, 2026)
10.13	Forward Purchase Agreement, dated as of December 30, 2024, by and among Coliseum Acquisition Corp., Rain Enhancement Technologies, Inc., Rain Enhancement Technologies Holdco, Inc., and Meteora Capital Partners and certain of its affiliates (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on January 7, 2025).
10.14+	Employment Agreement, dated as of June 26, 2024, by and between Rain Enhancement Technologies, Inc. and Christopher Riley (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (File No. 333-283425)).
10.15+	Letter Agreement, dated January 29, 2025, by and between Rain Enhancement Technologies Holdco, Inc., Rain Enhancement Technologies, Inc., and Christopher Riley. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2025).
10.16+	Offer Letter, dated December 31, 2024, between Rain Enhancement Technologies Holdco, Inc. and Randy Seidl (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on January 7, 2025).
10.17+	Amendment to Employment Agreement, dated June 27, 2025, by and between Rain Enhancement Technologies, Inc. and Randall Seidl (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 3, 2025).
10.18+	Retention Bonus Agreement, dated as of June 27, 2025, by and between Rain Enhancement Technologies, Inc. and Randall Seidl (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2025).
10.19†	Exclusive License Agreement, dated as of November 21, 2022, by and between Theodore R. Anderson and Rain Enhancement Technologies, Inc. (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on January 7, 2025).
10.20†	Memorandum of Understanding, dated March 15, 2023, by and between Discovery Land Consolidated, LLC and Rain Enhancement Technologies, Inc. (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on January 7, 2025).
10.21+	Form of Director Agreement between Rain Enhancement Technologies Holdco, Inc. and each of its directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2025).
19.1	Rain Enhancement Technologies Holdco, Inc. Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on April 16, 2025).
21.1*	Subsidiaries of the Registrant.
24.1*	Power of Attorney
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Rain Enhancement Technologies Holdco, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on April 16, 2025).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Certain of the schedules and similar attachments to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Rain Enhancement Technologies Holdco, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rain Enhancement Technologies Holdco, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholder’s deficit and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit as of December 31, 2025 and continuing net losses and negative cash flows from operations and expects to continue incurring operating losses and negative cash flows in the future. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of the Matter – Restatement of Unaudited Condensed Consolidated Interim Financial Statements

As discussed in Note 2 to the consolidated financial statements, the unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2025, and as of and for the three and six months ended June 30, 2025 have been restated to correct certain misstatements.

We have served as the Company’s auditor since 2022.

/s/ WithumSmith+Brown, PC

Whippany, New Jersey

April 15, 2026

PCAOB ID No. 100

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
Assets
Current assets
Cash	$213,688	$32,604
Prepaid expenses	103,796	12,335
Deferred financing costs	-	75,000
Subscription receivable	-	650,000
Total current assets	317,484	769,939
Equipment, net	407,133	-
Construction in-process equipment	987,805	414,034
Intangible assets, net	80,752	92,427
Total assets	$1,793,174	$1,276,400

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,532,752	$1,946,931
Accrued expenses	1,078,294	700,000
Accrued expenses - related party	831,429	-
Line of credit - related party	9,102,493	3,110,149
Note payable from related parties	400,000	400,000
Accrued interest - related parties	322,656	38,192
Tax liability	912	-
Shortfall payment liability	20,636	20,636
Total current liabilities	13,289,172	6,215,908
Derivative warrant liabilities	1,250,000	350,000
Total liabilities	14,539,172	6,565,908

Commitments and Contingencies (Note 6)

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	-	-
Class A common stock, $0.0001 par value; 30,000,000 shares authorized; 8,131,081 and 7,528,761 shares (including 602,320 and 0 restricted stock awards as of December 31, 2025 and 2024, respectively) issued and outstanding as of December 31, 2025 and 2024, respectively	813	753
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 57,752 shares issued and outstanding as of December 31, 2025 and 2024	6	6
Additional paid-in capital	2,599,139	964,335
Accumulated deficit	(15,345,956)	(6,254,602)
Total stockholders’ deficit	(12,745,998)	(5,289,508)
Total liabilities and stockholders’ Deficit	$1,793,174	$1,276,400

See accompanying notes to the consolidated financial statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2025	2024
Installation costs	$402,422	$-
General and administrative expenses	7,647,668	4,491,706
Research and development expenses	62,011	-
State tax expenses	1,824	225
Depreciation expense	6,901	-
Amortization expense	11,675	11,675
Loss from operations	(8,132,501)	(4,503,606)

Other income (expenses)
Change in fair value of warrant liabilities	(900,000)	-
Gain from settlement with vendor	225,517	-
Interest expenses	(284,465)	(30,246)
Interest income	95	91
Total other income (expenses), net	(958,853)	(30,155)

Net loss	$(9,091,354)	$(4,533,761)

Weighted average Class A common stock outstanding, basic and diluted	7,528,761	1,956,836
Basic and diluted net loss per Class A common stock	$(1.20)	$(2.29)

Weighted average Class B common stock outstanding, basic and diluted	57,752	20,513
Basic and diluted net loss per Class B common stock	$(1.20)	$(2.29)

See accompanying notes to the consolidated financial statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	For the year ended December 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,528,761	$753	57,752	$6	$964,335	$(6,254,602)	$(5,289,508)
Stock-based compensation expense	602,320	60	-	-	1,634,804	-	1,634,864
Net loss	-	-	-	-	-	(9,091,354)	(9,091,354)
Balance - December 31, 2025	8,131,081	$813	$57,752	$6	$2,599,139	$(15,345,956)	$(12,745,998)

	For the year ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	-	$-	-	$-	$1,083,966	$(1,720,841)	$(636,875)
Retroactive application of Business Combination (Note 1)	1,766,554	177	-	-	(177)	-	-
Balance - December 31, 2023, recasted	1,766,554	177	-	-	1,083,789	(1,720,841)	(636,875)
Issuance of RET’s Class A common stock	358,985	36	-	-	739,964	-	740,000
Issuance of RET’s Class B common stock	-	-	57,752	6	124,994	-	125,000
Stock based compensation expense	-	-	-	-	2,777,507	-	2,777,507
Issuance of Class A common stock upon Business Combination, including conversion of Coliseum’s Private Placement Warrants into Class A common stock	4,917,806	492	-	-	(1,041,664)	-	(1,041,172)
Prepaid forward purchase agreement	361,858	36	-	-	(4,127,271)	-	(4,127,235)
Issuance of Class A common stock in connection with PIPE subscriptions	118,558	12	-	-	1,349,988	-	1,350,000
Issuance of common stock for services	5,000	-	-	-	57,028	-	57,028
Net loss	-	-	-	-	-	(4,533,761)	(4,533,761)
Balance - December 31, 2024	7,528,761	$753	57,752	$6	$964,335	$(6,254,602)	$(5,289,508)

See accompanying notes to the consolidated financial statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(9,091,354)	$(4,533,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	11,675	11,675
Depreciation expense	6,901
General and administrative expenses advanced by related parties	3,520,410	321,448
Stock based compensation expense	1,634,864	2,834,535
Change in fair value of warrant liabilities	900,000	-
Gain from settlement with vendor	(225,517)	-
Changes in operating assets and liabilities:
Prepaid expenses	(91,461)	(4,199)
Deferred financing costs	75,000	-
Accounts payable	(188,662)	28,452
Accrued expenses	378,294	(10,750)
Accrued expenses - related party	831,429	-
Accrued interest - related parties	284,464	30,247
Tax payable	912	(225)
Net cash used in operating activities	(1,953,045)	(1,322,578)

Cash Flows from Investing Activities:
Capital expenditures for equipment	(987,805)	(45,828)
Net cash used in investing activities	(987,805)	(45,828)

Cash Flows from Financing Activities:
Proceeds from draw down under line of credit with related party	2,471,934	-
Proceeds received from subscription receivable	650,000	-
Proceeds from issuance of RET’s Class A common stock	-	740,000
Proceeds from issuance of RET’s Class B common stock	-	125,000
Proceeds from issuance of Holdco Class A common stock in connection with PIPE subscriptions	-	700,000
Proceeds from reverse recapitalization	-	3,980,264
Payment of deferred financing costs	-	(75,000)
Payment of prepaid forward purchase agreements	-	(4,106,599)
Net cash provided by financing activities	3,121,934	1,363,665

Net change in cash	181,084	(4,741)

Cash - beginning of the period	32,604	37,345
Cash - end of the period	$213,688	$32,604

See accompanying notes to the consolidated financial statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Description of Organization and Business Operations

Description of Business

Rain Enhancement Technologies Holdco, Inc. (the “Company” or “Holdco”) was formed in Massachusetts to develop, improve and commercialize atmospheric enhancement by ionization (AEI) technology. The Company is developing improvements to existing AEI technologies by leveraging robust measurement tools, including software monitoring technology, machine learning, rain gauges, and weather stations.

Business Combination Agreement

On December 31, 2024 (the “Closing Date”), Holdco, Coliseum Acquisition Corp, a Cayman Islands exempted company (“Coliseum”), Rain Enhancement Technologies, Inc., a Massachusetts corporation (“RET”), Rainwater Merger Sub 1, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holdco (“Merger Sub 1”), and Rainwater Merger Sub 2A, Inc., a Massachusetts corporation and wholly-owned subsidiary of Coliseum (“Merger Sub 2”) consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated as of June 25, 2024 (as amended on August 22, 2024, the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, on the Closing Date, (i) Coliseum merged with and into Merger Sub 1, with Merger Sub 1 as the surviving company of such merger (the “SPAC Merger”) and (ii) following the SPAC Merger and as a part of the same overall transaction, Merger Sub 2 merged with and into RET, with RET as the surviving entity of such merger (the “Company Merger” and, together with the SPAC Merger, the “Mergers”), and, after giving effect to such Mergers, each of Merger Sub 1 and RET became a wholly owned subsidiary of Holdco (the time that the SPAC Merger became effective being referred to as the “SPAC Merger Effective Time,” the time that the Company Merger became effective being referred to as the “Company Merger Effective Time,” and the time after which both Mergers became effective being referred to as the “Closing”). Following the Closing, Holdco holds all of the equity interests of RET and Merger Sub 1.

The Business Combination was treated as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Coliseum was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of RET issuing stock for the net assets of Coliseum, accompanied by a recapitalization. The net assets of Coliseum were stated at historical cost, with no goodwill or other intangible assets recorded.

The Company’s common stock and warrants commenced trading on the Nasdaq Stock Market LLC under the symbols “RAIN” and “RAINW”, respectively, on January 2, 2025. Refer to Note 4, Business Combination, for additional details.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

On August 19, 2025, the Company received a notice (the “Notice”) from the Staff indicating that the Company had not regained compliance with either the MVLS Rule or the MVPHS Rule and, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities would be subject to suspension and delisting from The Nasdaq Global Market. We timely submitted its request for a hearing before the Panel on August 21, 2025.

As part of the compliance plan submitted to the Panel, the Company requested a transfer of its listing from the Nasdaq Global Market to the Nasdaq Capital Market. A hearing before the Panel was held on September 18, 2025 and on October 14, 2025, the Panel granted the Company’s request for continued listing on Nasdaq, subject to the Company’s timely application to transfer its listing from the Nasdaq Global Market to the Nasdaq Capital Market and demonstrating compliance with the applicable listing requirements. We completed the transfer to the Nasdaq Capital Market and demonstrated compliance with the applicable listing rules. Nasdaq subsequently confirmed that we had regained compliance with its previously disclosed deficiencies,

The Company’s Class A common stock and warrants will continue to trade under the symbol “RAIN” and “RAINW”, respectively.

On February 18, 2026, the Company received an additional written notice from Nasdaq indicating that, for the 30 consecutive business days ended February 17, 2026, its MVLS had closed below the $35,000,000 minimum required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq rules, the Company has 180 calendar days, or until August 17, 2026, to regain compliance with the MVLS requirement. To regain compliance, its MVLS must close at or above $35,000,000 for a minimum of ten consecutive business days during this compliance period. The Company intends to monitor its MVLS and evaluate available options to regain compliance with Nasdaq listing standards; however, there can be no assurance that it will regain or maintain compliance within the applicable compliance period.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Classification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This assessment considers the Company’s current cash position, projected cash requirements, and its ability to obtain additional funding.

As of December 31, 2025, the Company had approximately $214,000 in cash and had a working capital deficit of approximately $13.0 million. The Company expects to continue incurring expenses and losses as it scales its operations and begins to generate revenue. The Company has historically funded its operations primarily through related-party financing arrangements, including borrowings under its LOC (as defined in Note 7). As of December 31, 2025, the Company had drawn substantially all available amounts under this facility. While the Company expects to continue relying on these financing sources and projected cash flows from operations, its limited operating history and continuing operating losses raise substantial doubt about its ability to continue as a going concern.

Management’s plans to address this uncertainty include continued support from related parties, seeking additional financing through debt, equity, or a combination of both, and pursuing commercial opportunities for installation and service agreements. However, there is no assurance that such funding will be available on acceptable terms, or at all.

Accordingly, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these consolidated financial statements. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Risks and Uncertainties

Various macroeconomic, geopolitical and regulatory uncertainties and challenges pose risks to economic conditions in the U.S. and globally, including, among others, inflationary pressures; supply chain disruptions; increased cyberattacks against U.S. companies and critical infrastructure; changes to trade and tariff, immigration, energy and other policies resulting from governmental actions; changes in interest rate policies; the Russia-Ukraine war; conflicts in the Middle East including recent military confrontations involving the United States, Israel and Iran and related regional instability; and economic conditions and tensions involving China and other global powers.

Global geopolitical tensions and military conflicts have increased in recent years. These conflicts have contributed to volatility in global financial markets, disruptions in energy and commodity markets, and risks to global supply chains and international trade routes.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions, and subsequent sanctions or related actions, instability, volatility or lack of liquidity in the financial markets, could adversely affect the Company’s business, financial and operating results.

Note 2 — Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

The Company identified an error related to the accounting for financed insurance premiums. The Company obtained its liability insurance coverage for directors and officers (“D&O”) effective December 31, 2024. On January 2, 2025, the Company executed a financing agreement with a financing company to finance $640,000 of the premium. On January 30, 2025, the down payment and first installment was paid. The Company should have recorded the premium financing agreement as liabilities, with an offset to prepaid expenses, upon its execution. The error was identified as part of the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025. The misstatement affected the presentation of prepaid expenses and related liabilities on the Company’s balance sheets as of March 31, 2025 and June 30, 2025. Therefore, the audit committee of the board of directors, in consultation with management, concluded that the Company’s previously issued unaudited condensed consolidated financial statements for each of the quarters ended March 31, 2025 and June 30, 2025 (the “Affected Periods”) should not be relied upon and should be restated to reflect the correct presentation on the balance sheets.

Impact of the Restatement

The impact of the restatement on the unaudited condensed consolidated financial statements for the Affected Periods is presented below.

The following tables contain unaudited condensed consolidated quarterly financial information for the quarterly periods ended March 31, 2025 and June 30, 2025 that have been updated to reflect the restatements of the Company’s consolidated financial statements as described above. The restatements only affected the balance sheets and had no impact on the statement of operations or the statements of changes in stockholders’ deficit or cash flows. The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the Affected Periods. The financial information that had been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Periods contained in such previously filed reports should no longer be relied upon.

Balance Sheets (Unaudited)

	As Previously Reported	Restatement Adjustment	As Restated
As of March 31, 2025
Current assets:
Prepaid expenses	$332,398	$380,800	$713,198
Other current assets	348,125	-	348,125
Total current assets	680,523	380,800	1,061,323
Non-current assets	642,929	-	642,929
Total Assets	$1,323,452	$380,800	$1,704,252

Current liabilities:
Accounts payable	$2,176,497	$380,800	$2,557,297
Other current liabilities	5,478,907	-	5,478,907
Total current liabilities	7,655,404	380,800	8,036,204
Non-current liabilities	440,000	-	440,000
Total Liabilities	8,095,404	380,800	8,476,204

Stockholders’ Deficit	(6,771,952)	-	(6,771,952)
Total Liabilities and Stockholders' Deficit	$1,323,452	$380,800	$1,704,252

As of June 30, 2025
Current assets:
Prepaid expenses	$347,696	$217,600	$565,296
Other current assets	91,473	-	91,473
Total current assets	439,169	217,600	656,769
Non-current assets	1,113,332	-	1,113,332
Total Assets	$1,552,501	$217,600	$1,770,101

Current liabilities:
Accounts payable	$1,391,554	$217,600	$1,609,154
Other current liabilities	7,373,170	-	7,373,170
Total current liabilities	8,764,724	217,600	8,982,324
Non-current liabilities	512,500	-	512,500
Total Liabilities	9,277,224	217,600	9,494,824

Stockholders’ Deficit	(7,724,723)	-	(7,724,723)
Total Liabilities and Stockholders' Deficit	$1,552,501	$217,600	$1,770,101

Note 3 — Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Rainwater Acquisition Corp (f.k.a Merger Sub 1) and RET. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Certain prior period amounts have been reclassified to conform to the current period presentation, including reclassifications between property and equipment and construction in progress. These reclassifications had no impact on total assets, total liabilities, stockholders’ deficit, net loss, or cash flows as previously reported.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had no cash equivalents as of December 31, 2025 and 2024.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Foreign Currency Translation and Transactions

The U.S. dollar is the Company’s functional currency. Transactions denominated in currency other than the Company’s functional currency are recorded upon initial recognition at the exchange rate on the date of the transaction. After initial recognition, monetary assets and liabilities denominated in foreign currency are remeasured at each reporting date into the foreign currency at the exchange rate on that date. Exchange rate differences, other than those accounted for as hedging transactions, are recognized as foreign currency transaction gain or loss included in the Company’s consolidated statements of operations within the general and administrative expenses.

During the years ended December 31, 2025 and 2024, the only foreign currency transaction the Company incurred was the amount paid to its senior technology advisor in Australian Dollars. The amount of these foreign currency payments was translated into U.S. dollars.

Equipment and Construction In-Process Equipment

The Company capitalizes its cost to build its rainfall ionization equipment (the “Equipment”), including materials and allocated labor costs directly attributable to the construction of the Equipment. Upon the installation of the Equipment, the Company transfers its capitalized cost from Construction in-process to Equipment. Equipment that has been completed but has not yet been installed or otherwise placed into service remains within construction in-process Equipment and is not depreciated until transferred into Equipment and placed into service. Construction in-process equipment includes costs for units under construction or in transit prior to installation.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

In July 2024, the Company completed its building process for its two initial units. In October and December 2025, the Company completed building another 7 units. All of these units were included in the Construction in-process equipment in the accompanying consolidated balance sheets until they were placed in services.

Depreciation begins when the equipment is placed into service and is recorded on a straight-line basis over the estimated useful life of the assets, which the Company currently estimates to be 10 years. At the time of retirement or other disposition of the Equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

As of December 31, 2024, no Equipment has been placed in service. During the year ended December 31, 2025, the Company placed two systems into service and was moved from Construction in-process into Equipment. The Company recorded approximately $7,000 of depreciation expense related to those systems in the accompanying consolidated statements of operations. The remaining seven completed units were not placed in service and remained included in the Construction in-process as of December 31, 2025.

Installation costs represent expenses incurred in connection with the installation of the Company’s AEI systems deployed in pilot installations and evaluation projects. These costs are expensed as incurred and primarily consist of labor, travel, site preparation and related operational expenses associated with system deployment and testing. As the Company is currently in an early stage of commercial deployment, certain installation activities may occur prior to the execution of revenue-generating customer agreements.

Equipment, including construction in-process equipment, as of December 31, 2025 and 2024 was comprised of the following:

	December 31,
	2025	2024
Equipment:
Rainfall ionization equipment and systems, in-process	$987,805	$414,034
Rainfall ionization equipment and systems, completed	414,034	-
Rainfall ionization equipment and systems, accumulated depreciation	(6,901)	-
Total	$1,394,938	$414,034

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

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. No impairment was recorded for the years ended December 31, 2025 or 2024.

As of December 31, 2025 and 2024, the Company did not have any intangible assets with indefinite useful lives.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Stock-based Compensation

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2025 and 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception.

Net Loss Per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including restricted stock awards (“RSAs”), warrants, and stock options, to the extent dilutive. Stock options and warrants with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive. For the years ended December 31, 2025 and 2024, due to a net loss, all potential shares of common stock were not included in the calculation of dilutive net loss per share as their effect would have been anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The net loss per common share presented in the consolidated statements of operations is based on the following for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025		2024
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(9,022,146)	$(69,208)	$(4,486,728)	$(47,033)

Denominator:
Basic and diluted weighted average share outstanding	7,528,761	57,752	1,956,836	20,513

Basic and diluted net loss per common share	$(1.20)	$(1.20)	$(2.29)	$(2.29)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as an expansion of other income tax disclosures. The ASU is effective on a prospective basis for annual reporting periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in its fourth quarter of 2025 for the period ending December 31, 2025, and the adoption impacted only the disclosures with no material impact on the Company’s consolidated financial statements.

Issued in November 2024, ASU 2024-03, Disaggregation of income Statement Expenses (Subtopic 220-40), requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, the Company does not plan to adopt this standard early. This ASU will likely result in additional disclosures being included in the Company’s consolidated financial statements once adopted. The Company is currently evaluating the provisions of this ASU and the impact it will have on its consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 4 — Business Combination

Business Combination

On December 31, 2024, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement. The Business Combination was structured as follows:

a)	Prior to Closing, the sole outstanding Coliseum Class B Ordinary Share was converted into one Coliseum Class A Ordinary Share, which was then converted into one share of Holdco Class A Common Stock at Closing.

b)	Prior to Closing, pursuant to Extension Non-Redemption Agreements and the Sponsor Support Agreement, the Previous Sponsor and Sponsor Affiliate forfeited and surrendered for no consideration an aggregate of 606,972 Coliseum Class A Ordinary Shares, and Coliseum issued 606,972 newly-issued Coliseum Class A Ordinary Shares to the Extension Non-Redeeming Shareholders.

c)	On the Closing Date, each Coliseum Class A Ordinary Share issued and outstanding immediately prior to Closing (excluding redeemed public shares) was automatically converted into the right to receive one share of Holdco Class A Common Stock, and each whole Coliseum Public Warrant issued and outstanding immediately prior to Closing was assumed by Holdco and became exercisable for shares of Holdco Class A Common Stock.

d)	On the Closing Date, each Private Placement Warrant was exchanged for 0.25 shares of Holdco Class A Common Stock in the Warrant Exchange.

e)	On the Closing date, (i) each outstanding share of RET Preferred Stock and RET Class A Common Stock issued and outstanding immediately prior to Closing was converted into the right to receive a number of shares of Holdco Class A Common Stock equal to the Exchange Ratio and (ii) each share of RET Class B Common Stock issued and outstanding immediately prior to Closing was converted into the right to receive a number of shares of Holdco Class B Common Stock equal to the Exchange Ratio. The Exchange Ratio was approximately 1,434 shares of Holdco Common Stock for every outstanding share of RET Common Stock. Following the Closing, an aggregate of 1,232 shares of RET Preferred Stock and 250 shares of RET Class A Common Stock were converted into 2,125,539 shares of Holdco Class A Common Stock, and an aggregate of 40 shares of RET Class B Common Stock were converted into 57,752 shares of Holdco Class B Common Stock.

f)	At Closing, each of the RET 1,500 Options outstanding was converted into 2,150,838 Holdco Option on the same terms and conditions as were in effect with respect to RET Option immediately prior to Closing, except that the exercise price per share of such Holdco Option is equal to the quotient of (x) the exercise price per share of such RET Option in effect immediately prior to Closing divided by (y) the Exchange Ratio (the exercise price per share, as so determined, being rounded up to the nearest full cent), which is equal to an exercise price of $2.06 per share.

PIPE Subscriptions Receivable

In connection with the Closing, Holdco entered into subscription agreements (collectively, the “PIPE Subscription Agreements”) with certain investors and related parties (the “PIPE Investors”) to sell an aggregate of 118,557 shares of Holdco Class A Common Stock at a purchase price of approximately $11.39 per share, for gross proceeds of $1.35 million. At the Closing, Holdco received $700,000 of the PIPE investment and issued an aggregate of 61,474 shares of Holdco Class A Common Stock to the PIPE Investors and recorded a subscription receivable of $650,000 for the remaining PIPE investment on the consolidated balance sheet as of December 31, 2024.

On January 29, 2025, the Company received $500,000 pursuant to the PIPE Subscription Agreements and issued 43,910 shares of Class A Common Stock. On February 6, 2025, the Company received the remaining $150,000 and issued 13,173 shares of Class A Common Stock. The subscription receivable was fully paid on February 6, 2025.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the value of the shortfall payment liability of approximately $21,000 remained unchanged.

Public and Private Placement Warrants

Prior to Closing, Coliseum had 5,000,000 Public Warrants and 3,225,000 Private Placement Warrants outstanding. In connection with the Business Combination, as discussed above, an aggregate of 3,225,000 Private Placement Warrants were converted into 806,250 shares of Holdco Class A Common Stock, and the Public Warrants were exchanged into warrants to purchase 5,000,000 shares of Holdco Class A Common Stock.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Transaction Proceeds

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2024:

Cash-Trust Account, net of redemptions	$8,251,024
Less: transaction costs and professional fees, paid directly from Trust Account	(4,270,760)
Net proceeds received from Trust	3,980,264
Less: private placement warrant liabilities	(350,000)
Less: related party notes	(2,558,340)
Less: accounts payable and accrued expenses	(2,113,096)
Reverse recapitalization, net	$(1,041,172)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were:

	Class A Common Stock	Class B Common Stock
Coliseum Public Shares, outstanding prior to the Business Combination	1,787,112	-
Less: Redemption of Coliseum Class A common stock	(1,063,698)	-
Public shares of Coliseum, including 361,556 shares subject to the Forward Purchase Agreement (as described below)	723,414	-
Coliseum Founder Shares, outstanding prior the Business Combination	3,750,000	-
Coliseum Private Placement Warrants converted to Class A Common shares	806,250	-
Business Combination shares
RET Shares	2,125,539	57,752
Issuance of shares in connection with PIPE	118,557	-
Class A common stock issued for services	5,000	-
Common Stock immediately after the Business Combination	7,528,761	57,752

The number of RET shares was determined as follows:

	Legacy RET Shares	RET Shares after conversion ratio
Preferred Stock	1,232	1,766,554
Class A Common Stock	250	358,985
Class B Common Stock	40	57,752
Total	1,522	2,183,291

Note 5 — Intangible Assets

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

Consulting Agreement for Rainfall Ionization Equipment

The Company entered into a consulting agreement to engage its senior technology advisor, Scott Morris in 2022, pursuant to which the Company agreed to pay him a one-time fee upon execution of the agreement and a consulting fee of AUD 250,000 per year (equivalent to approximately $170,000 as of the effective date). In February 2025, the agreement was amended to increase the annual consulting fee to $186,000, and in June 2025, it was further increased to $252,000 in exchange for the consultant assuming an additional role and responsibilities. The agreement also provides for success fees payable upon the achievement of specified sales and development milestones. During the year ended December 31, 2025, the Company paid an aggregate of $50,000 in milestone payments to the Technical Advisor in connection with the achievement of certain development milestones.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

In connection with the consulting agreement, the Company also obtained from Mr. Morris an irrevocable, perpetual, non-exclusive license under certain engineering designs in connection with rainfall ionization equipment and systems. The Company fully paid the license amount of $83,750 in June 2023.

Intangible Assets

Intangible assets as of December 31, 2025 and 2024 are composed of licenses under certain patents and designs for weather modification and rainfall ionization equipment to Dr. Anderson and Mr. Morris as discussed above.

The Company amortizes these intangible assets on a straight-line basis over the estimated useful lives of the assets under the full-month convention. The Company plans to continually adapt to incorporate new technologies and to expand into markets that may be created by new technologies for rainfall, snowfall enhancement and fog dispersion. As a result, the Company estimates a useful life of ten years for these intangible assets based on the Company’s expected period of technological relevance and use.

Intangible assets as of December 31, 2025 and 2024 were comprised of the following:

	Weighted Average	Carrying Value
	Useful Life (Years)	December 31, 2025	December 31, 2024
Intangible assets:
Licensed technology for weather modification	10	$33,000	$33,000
Purchased intellectual property for rainfall ionization equipment	10	83,750	83,750
Less:
Accumulated amortization		(35,998)	(24,323)
Total intangible assets, net		$80,752	$92,427

The Company incurred approximately $12,000 in amortization expense for each of the years ended December 31, 2025 and 2024, which is included in the accompanying consolidated statements of operations. For the years ended December 31, 2025 and 2024, there were no impairment charges associated with the Company’s intangible assets.

Note 6 — Commitments and Contingencies

Leases

On September 10, 2025, the Company entered into a lease agreement to lease a parcel of land in Colorado (“Colorado Lease”), which served as its installation site for the Company’s first Equipment unit. The lease commencement date is the date selected by the Company within 30 days following the applicable government hearing granting permission for use. The Company obtained its permit on October 29, 2025, and selected November 1, 2025 as the lease commencement date. The lease has an initial term of a one year and includes four options to extend the term, each for an additional one-year period. Under the Colorado Lease, the Company is required to make an upfront payment of $2,500 upon commencement date and pay a monthly base rate of $2,500, which will automatically increase for each extension term at the rate of 5%. During the year ended December 31, 2025, the Company recognized $5,000 of rent expense in connection with such lease within the general and administrative expenses in the accompanying consolidated statements of operations.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Employment Agreement

Effective January 2, 2025, RET entered into a binding offer letter (the “Offer Letter”), which was later amended on June 27, 2025, with its new CEO, Mr. Seidl. Pursuant to the amended Offer Letter, Holdco agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, subject to Board approval, which will be subject to the achievement of Company and/or individual performance goals mutually agreed by the CEO and the Board or the Compensation Committee, and (iii) a cash bonus of $5.82 million (the “Retention Bonus”) payable on the earlier of (x) December 31, 2028, (y) the date on which the Company terminates the CEO’s employment without cause, or (z) the date on which a change of control is consummated. The Company accrues the Retention Bonus over the period of service. As of December 31, 2025, the Company accrued approximately $831,000 of Retention Bonus and $1 million of annual incentive bonus for 2025 in accrued expenses to related party in the accompanying consolidated balance sheet. The Company paid the $1 million annual incentive bonus for 2025 to Mr. Seidl in March 2026, pursuant to the Board’s determination and approval.

In addition, subject to approval by the Board and the Compensation Committee, Mr. Seidl is also entitled to equity awards under the Company’s equity incentive plan. On September 5, 2025, the Company granted 602,320 RSAs to Mr. Seidl, 50% of which shall vest on January 1, 2026 and 50% of which shall vest on January 1, 2027, subject to continued employment or service through such vesting date.

Termination Letter

On January 29, 2025, Holdco, RET and Christopher Riley entered into a letter agreement whereby Mr. Riley resigned as Co-Chief Executive Officer of the Company and RET effective as of January 30, 2025 (the “Termination Letter”). Mr. Riley remains as a member of the Board. The Company appointed Randall Seidl to serve as Co-Chief Executive Officer effective as of January 2, 2025 as discussed above. Following the resignation of Mr. Riley, Mr. Seidl is the Company’s sole Chief Executive Officer.

Pursuant to the Termination Letter, in lieu of all other compensation and payments of any kind due and payable to Mr. Riley, the Company agreed to pay Mr. Riley an aggregate of $124,500, payable in 18 monthly installments beginning in February 2025 in consideration for his past services. As of December 31, 2025, the Company had an aggregate of approximately $48,000 remaining outstanding in connection with such agreement that was included in accrued expenses in the accompanying consolidated balance sheet. Additionally, conditioned on approval by the Compensation Committee of the Board, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A Common Stock of the Company vesting one year from the date of grant. As of December 31, 2025, the stock has not been granted.

Note 7 — Related Party Transactions

Note Payable and Line of Credit from Related Parties

On February 2, 2023, RET issued a promissory note (the “Note”) to its former CEO, Mr. You, and Mr. de Masi for $200,000 each, or an aggregate amount of $600,000. The Note has an annual interest rate of 5%. The Note amount owed to RET’s former CEO and Mr. de Masi totaling $400,000 remains as outstanding due on demand, and the $200,000 Note amount owed to Mr. You was included in the Rollover amount described below.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Prior to closing of the Business Combination, the outstanding amount that Coliseum and RET owed to Mr. You and his affiliates was approximately $3.1 million. All of these outstanding amounts (the “Rollover”) were assigned to and assumed by Holdco and are treated for all purposes as Loans outstanding under the Loan Agreement. The Rollover amount does not reduce the $7 million funding available to the Company under the LOC. As a result, as of December 31, 2024, the Company had approximately $3.1 million outstanding under the LOC, comprised solely of the Rollover amount.

As of December 31, 2025, the Company had drawn approximately $6.0 million under the LOC, in the combined form of cash proceeds and payments made on behalf of the Company, bringing the total outstanding balance under the Loan Agreement to approximately $9.1 million (including the $3.1 million Rollover).

As of December 31, 2025 and 2024, the Company had an outstanding accrued interest balance in connection with both the Note and the LOC of approximately $323,000 and $38,000, respectively.

Board of Directors Agreement

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies. On December 22, 2025, the Board further increased its size from seven to eight directors and appointed Mr. David Sylvester as a Class II director.

In connection with their appointments to the Board, Mr. Reardon, Mr. Peperzak and Mr. Sylvester each entered into Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of the Company’s non-employee directors (the “Director Agreements”). Additionally, effective as of April 4, 2025, the Company entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, the Company agreed to pay to each Board member (i) subject to approval by the Board and compensation committee of the Board (the “Compensation Committee”), a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board. The Company recognized an aggregate of $225,000 in connection with such agreements during the year ended December 31, 2025 within general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2025, there has been no grants of restricted stock to the directors.

Note 8 — Warrants

As of December 31, 2025 and 2024, the Company has 5,000,000 warrants to purchase Holdco Class A Common Stock (“Warrants”) outstanding, which was the rollover of the 5,000,000 Coliseum Public Warrants upon closing of the Business Combination. The Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants became exercisable on January 31, 2025 and will expire on December 31, 2029 at 5:00 p.m., New York City time, or earlier upon liquidation. Each Warrant entitles the holder thereof to purchase one share of Class A Common Stock at an initial exercise price of $11.50 per share and exercisable on a cashless basis under certain circumstances specified in the warrant agreement.

The Warrants are being accounted for as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. Refer to Notes 3 and 9 for additional information on the fair value measurements of these warrants.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 9 — Fair Value Measurements

Financial liabilities measured at fair value during the periods on a recurring basis consisted of the following as of December 31, 2025 and 2024:

December 31, 2025

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liabilities – Public Warrants	$-	$1,250,000	$-	$1,250,000
Shortfall payment liability	-	-	20,636	20,636
Total financial liabilities	$-	$1,250,000	$20,636	$1,270,636

December 31, 2024

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liabilities – Public Warrants	$-	$350,000	$-	$350,000
Shortfall payment liability	-	-	20,636	20,636
Total financial liabilities	$-	$350,000	$20,636	$370,636

The Warrants are listed on the Nasdaq under the ticker “RAINW”. As of December 31, 2025 and 2024, the fair value measurements for the Warrants were classified as Level 2 due to low trading volume.

During the years ended December 31, 2025 and 2024, there were no transfers between levels of the fair value hierarchy.

Note 10 — Stockholders’ Deficit

Shares Authorization

The Company is authorized to issue 30,000,000 shares of Holdco Class A Common Stock, par value $0.0001, 1,000,000 shares of Holdco Class B Common Stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.

Holdco Class A Common Stock entitles the holders thereof to one vote per share on all matters on which the shares of Holdco Class A Common Stock is entitled to vote, and Holdco Class B Common Stock entitles the holders thereof to fifteen votes per share on all matters on which the shares of Holdco Class B Common Stock are entitled to vote. Additionally, for so long as the RET Founders (Paul T. Dacier, Harry L. You, and Niccolo de Masi, or their affiliates) hold at least 20% of the number of shares of Holdco Class B Common Stock collectively held by them as of the Closing, the RET Founders have rights that are different from unaffiliated shareholders, including the right to fill vacancies on the Holdco Board and to call special meetings of shareholders. The Holdco A&R Articles permits action by written consent of the shareholders and requires that amendments to the Holdco A&R Articles be approved by a majority of the shares of Holdco Common Stock entitled to vote in lieu of two-thirds of the shares of Holdco Common Stock entitled to vote on the matter after the date on which the issued and outstanding Class B Common Stock represents less than 50% of the total voting power of the then outstanding shares of capital stock entitled to vote.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The dual class structure will terminate on December 31, 2029, or earlier (i) at the option of the holder at any time, (ii) automatically on the date on which the RET Founders or their Permitted Transferees collectively own twenty percent (20%) or less of the number of shares of Holdco Class B Common Stock collectively held by such persons or their Permitted Transferees immediately after the completion of the Business Combination, (iii) automatically upon the occurrence of a transfer of Holdco Class B Common Stock that is not a Permitted Transfer, and (iv) automatically on the date specified by the affirmative vote of the holders of Holdco Class B Common Stock representing not less than two-thirds (2∕3) of the voting power of the Holdco Class B Common Stock. The Holdco Class A Common Stock and the Holdco Class B Common Stock have identical economic rights, including dividend and liquidation rights.

Holdco Incentive Plan

Effective December 31, 2024, in connection with the Closing, the Company adopted the 2024 Equity Incentive Plan (the “2024 Incentive Plan”), which authorizes the grant of equity and equity-based incentive awards to officers, employees, non-employee directors and consultants.

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

On December 1, 2025, the number of shares reserved for issuance under the 2024 Incentive Plan was automatically increased by 5% pursuant to the terms of the 2024 Incentive Plan, resulting a total of 1,123,606 shares of Class A Common stock authorized for issuance.

As of December 31, 2025, the Company had issued 602,320 RSAs under the 2024 Incentive Plan to Mr. Seidl as described above, leaving 521,286 shares reserved and unissued under the plan.

Holdco Preferred Stock

As of December 31, 2025 and 2024, there were no preferred shares outstanding, as retroactively restated to reflect the Business Combination.

Holdco Class A Common Stock

As of December 31, 2025 and 2024, the Company had an aggregate of 8,131,081 and 7,528,761 shares (including 602,320 and 0 restricted stock awards, respectively), of Class A Common Stock issued and outstanding, respectively.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Holdco Class B Common Stock

As of December 31, 2025 and 2024, the Company had an aggregate of 57,752 shares of Class B Common Stock issued and outstanding as a result of the conversion of shares in connection with the closing of the Business Combination as discussed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025.

Stock Options

On August 23, 2024, the Company granted 1,433,892 and 716,946 options, as retroactively restated to reflect the Business Combination, to purchase RET’s Class A common stock to Harry You and Niccolo de Masi, respectively. The options expire ten years from the date of grant, had an exercise price of $2.06 and were fully vested upon the grant date. As of December 31, 2025 and 2024, the Company had an aggregate of 2,150,838 options issued and outstanding.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

Restricted Stock Awards (RSAs)

RSAs are awards of common stock that are legally issued and outstanding. RSAs are subject to time-based restrictions on transfer and unvested portions are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the lapse of the restrictions or does not meet certain performance conditions.

The following summarizes the Company’s restricted stock award activity and the RSAs outstanding:

		Weighted Average	Weighted Average Remaining
	Shares	Grant Date Fair Value	Contractual Life (in years)
Unvested at December 31, 2024	-	$-
Granted	602,320	4.40
Forfeited	-	-
Vested	-	-
Unvested at December 31, 2025	602,320	4.40	0.50

The aggregate fair value was calculated based on the closing market price of the Company’s common stock on the date of grant and is recognized ratable over the vesting period. The Company recognized approximately $1.6 million of stock compensation expense within the general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2025. As of December 31, 2025, total unrecognized compensation cost related to RSAs was approximately $1.0 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.5 years.

Note 11 — Income Taxes

The Company’s income tax provision consists of the following:

	December 31,
	2025	2024
Current
Federal	$-	$-
State	912	-
Deferred
Federal	(1,388,185)	(667,496)
State	(417,778)	-
Valuation allowance	1,805,963	667,496
Tax expense provision	$912	$-

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company’s net deferred tax assets are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$1,645,363	$114,223
Stock-based compensation	1,029,882	583,238

Start-up/Organization costs	116,399	124,713
Others	111,645	1,703
Total deferred tax assets	2,903,289	823,877
Valuation allowance	(2,903,289)	(823,877)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2025 and 2024.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as follows for the year ended December 31:

	2025

U.S. federal statutory tax rate	$(1,909,184)	21.00%

State income taxes, net of federal benefit	$912	(0.01)%
Foreign income taxes	$-	0.00%
Effects of cross-border tax laws	$-	0.00%
Tax credits	$-	0.00%
Change in valuation allowance	$1,598,377	(17.58)%
Nontaxable or nondeductible items
Executive Compensation	$120,792	(1.33)%
Change in value of warrant liability	$189,000	(2.08)%
Meals and Entertainment	$1,015	(0.01)%
Total income tax provision (benefit)	$912	(0.01)%

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, effective January 1, 2025 on a prospective basis. Accordingly, prior period disclosures have not been adjusted.

2024
Statutory federal income tax rate	21.0%
State income tax rate	6.3%
Meals and entertainment	0.0%
M&A/ Deal costs	-6.0%
Stock based compensation expense	-0.3%
Change in valuation allowance	-21.0%
Income tax expense	0.0%

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company’s income tax expense was related to taxes incurred in Massachusetts. The Company did not pay any other income taxes, net of refunds, during the year ended December 31, 2025. There were no unrecognized tax benefits or accruals for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Legislative and Regulatory Considerations

In 2025, the U.S. government enacted federal tax legislation that modifies certain provisions of the Internal Revenue Code, including changes to the limitation on the deductibility of business interest expense under Section 163(j), the capitalization and amortization of research and experimental expenditures under Section 174, bonus depreciation rules, and certain loss and credit utilization provisions.

The Company evaluated the impact of the legislation in accordance with ASC 740, Income Taxes. The effects of changes in tax law are recognized in the period of enactment. Based on the Company’s analysis, the enactment of this legislation did not result in a material change to the Company’s deferred tax assets or liabilities as of December 31, 2025 and did not materially impact the Company’s effective tax rate for the year then ended.

Note 12 — Segment Information

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

The Company operates and manages the business as one reportable and operating segment, which is the business of developing, manufacturing and commercializing ionization AEI technology. The Company’s Chief Executive Officer has been identified as the chief operating decision maker (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the years ended December 31,
	2025	2024
Installation costs	$402,422	$-
General and administrative and state tax expenses	6,014,628	4,491,931
Research and development expenses	62,011	-
Other significant non-cash items:
Stock based compensation expense	1,634,864	-
Depreciation expense	6,901	-
Amortization expense	11,675	11,675
Loss from operations	(8,132,501)	(4,503,606)
Total other income (expenses)	(958,853)	(30,155)
Net loss	$(9,091,354)	$(4,533,761)

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Note 13 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through April 15, 2026, the date at which the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the consolidated financial statements, except as noted in Note 1 and below.

In January 2026, the Company entered into a service agreement with the Utah Division of Water Resources to support the installation of a generator to facilitate radiometer data ingestion associated with the Company’s rainfall monitoring infrastructure. The agreement provides for payment of $10,500 to the Company in connection with the installation. The Company completed the installation and fully received the payment in February 2026.

On January 1, 2026, the number of shares reserved for issuance under the 2024 Incentive Plan was automatically increased by 5% pursuant to the terms of the 2024 Incentive Plan, resulting a total of 1,530,160 shares of Class A Common stock authorized for issuance under the 2024 Incentive Plan, of which 602,320 shares have been issued and are outstanding.

On March 19, 2026, the agreement with Scott Morris, our senior technology advisor, was amended to add three additional milestones, each of which would entitle him to a $25,000 cash bonus.

On March 24, 2026, the Audit Committee and the Board approved an increase in the amount that could be borrowed under the Loan Agreement from $7,000,000 to $10,000,000. The Company and RHY entered into an amendment to the Loan Agreement reflecting such increase, effective as of March 31, 2026. Subsequent to December 31, 2025, the Company borrowed an additional amount of approximately $2.7 million, which increased the total outstanding amount under the LOC to approximately $11.8 million (including approximately $3.1 million in Rollover amount).

The Company entered into a lease agreement, effective April 1, 2026, to lease a 4,050 square foot warehouse in Brighton, Colorado (“Warehouse Lease”), which serves as a storage building for the Company’s equipment. The lease has an initial term of three years and includes one option to extend the term an additional three years at market prices. Under the Warehouse Lease, the Company is required to make a security deposit of $5,433 and pay a monthly base rate of $3,375 the first year, $3,476 the second year, and $3,581 the third year.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

Dated: April 15, 2026	By:	/s/ Oanh Truong
	Name:	Oanh Truong
	Title:	Interim Chief Financial Officer
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

Signature	Title	Date

/s/ Randall Seidl	Chief Executive Officer and Director	April 15, 2026
Randall Seidl	(Principal Executive Officer)

/s/ Oanh Truong	Interim Chief Financial Officer	April 15, 2026
Oanh Truong	(Principal Financial Officer and Principal Accounting Officer)

/s/ Harry You	Chairman and Director	April 15, 2026
Harry You

/s/ Lyman Dickerson	Director	April 15, 2026
Lyman Dickerson

/s/ Alexandra Steele	Director	April 15, 2026
Alexandra Steele

/s/ Christopher Riley	Director	April 15, 2026
Christopher Riley

/s/ Marcus Peperzak	Director	April 15, 2026
Marcus Peperzak

/s/ Bob Reardon	Director	April 15, 2026
Bob Reardon

/s/ David Sylvester	Director	April 15, 2026
David Sylvester