Form 10-Q
period 2026-03-31
Rain Enhancement Technologies Holdco, Inc.
filed 2026-05-15
CIK 2028293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 8,131,081 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 57,752 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Rain Enhancement Technologies Holdco, Inc. and its wholly-owned subsidiary Rain Enhancement Technologies, Inc. These statements are based on the beliefs and assumptions, whether or not identified in this Report, of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “project,” “scheduled,” “seek,” “should,” “will” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	general economic uncertainty;
●	the volatility of currency exchange rates;
●	RET’s ability to manage growth;
●	the Company’s ability to maintain the listing of Class A common stock on Nasdaq or any other national exchange;
●	risks related to the rollout of RET’s business and expansion strategy;
●	the effects of competition on RET’s future business;
●	the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which the Company operates or will operate in the future;
●	international, national or local economic, social or political conditions that could adversely affect the companies and their business;
●	the effectiveness of the Company’s internal controls and its corporate policies and procedures and the restatement of the Company’s prior financial statements;
●	changes in personnel and ability to recruit and retain qualified personnel;
●	the volatility of the market price and liquidity of the Class A common stock and Warrants;
●	potential write-downs, write-offs, restructuring and impairment or other charges required to be taken by the Company subsequent to the Business Combination;
●	factors relating to the business, operations and financial performance of the Company and its subsidiaries;
●	changes in the Company’s business strategy, plans for growth or restructuring may increase its costs or otherwise affect its profitability;
●	the Company’s revenues and results of operations may fluctuate significantly;
●	protecting and defending against intellectual property claims may have a material adverse effect on the Company’s business;
●	changes in evolving technologies may negatively affect the Company’s business, financial condition or results of operations;
●	the Company will be subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures; and
●	business interruptions from circumstances or events out of the Company’s control could adversely affect the Company’s operations.

Forward-looking statements are provided for illustrative purposes only and are not guarantees of performance, and are subject to a number of risks, uncertainties and assumptions, including those described in this Report, in particular the risks described in Part II, Item 1A, “Risk Factors” of this Report and in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026, and the Company’s other filings with the SEC. You should not place undue reliance on these statements which speak only as of the date hereof.

ii

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets:
Cash	$580,642	$213,688
Prepaid expenses	567,358	103,796
Total current assets	$1,148,000	$317,484
Security deposit	5,433	-
Equipment, net	396,782	407,133
Construction in-process equipment	997,289	987,805
Intangible assets, net	77,833	80,752
Total Assets	$2,625,337	$1,793,174

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,754,687	$1,301,465
Accounts payable - related parties	111,311	231,287
Accrued expenses	112,439	29,878
Accrued expenses - related parties	1,274,810	1,879,845
Line of credit - related party	11,791,510	9,102,493
Note payable from related parties	400,000	400,000
Accrued interest - related parties	462,115	322,656
Tax liability	912	912
Shortfall payment liability	20,636	20,636
Total current liabilities	15,928,420	13,289,172
Derivative warrant liabilities	1,045,000	1,250,000
Total liabilities	16,973,420	14,539,172

Commitments and Contingencies (Note 5)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A common stock, $0.0001 par value; 30,000,000 shares authorized; 8,131,081 shares (including 301,160 and 602,320 unvested restricted stock awards as of March 31, 2026 and December 31, 2025, respectively) issued and outstanding as of March 31, 2026 and December 31, 2025	813	813
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 57,752 shares issued and outstanding as of March 31, 206 and December 31, 2025	6	6
Additional paid-in capital	2,857,282	2,599,139
Accumulated deficit	(17,206,184)	(15,345,956)
Total stockholders’ deficit	(14,348,083)	(12,745,998)
Total Liabilities and Stockholders’ Deficit	$2,625,337	$1,793,174

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2026	2025
Other revenue	$10,500	$-
Total revenue	10,500	-

Field operations costs	92,878	-
General and administrative expenses	1,789,410	1,342,482
Research and development expenses	40,729	-
Depreciation expense	10,351	-
Amortization expense	2,919	2,919
Loss from operations	(1,925,787)	(1,345,401)

Other income (expenses):
Change in fair value of warrant liabilities	205,000	(90,000)
Interest expense	(139,459)	(47,083)
Interest income	18	40
Total other income (expense), net	65,559	(137,043)

Net loss	$(1,860,228)	$(1,482,444)

Weighted average Class A common stock outstanding, basic and diluted	7,829,921	7,528,761
Basic and diluted net loss per Class A common share	$(0.24)	$(0.20)

Weighted average Class B common stock outstanding, basic and diluted	57,752	57,752
Basic and diluted net loss per Class B common share	$(0.24)	$(0.20)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the three months ended March 31, 2026
							Total
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	8,131,081	$813	57,752	$6	$2,599,139	(15,345,956)	$(12,745,998)
Stock-based compensation expense	-	-	-	-	258,143	-	258,143
Net loss	-	-	-	-	-	(1,860,228)	(1,860,228)
Balance - March 31, 2026 (unaudited)	8,131,081	$813	57,752	$6	$2,857,282	$(17,206,184)	$(14,348,083)

	For the three months ended March 31, 2025
							Total
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,528,761	$753	57,752	$6	$964,335	$(6,254,602)	$(5,289,508)
Net loss	-	-	-	-	-	(1,482,444)	(1,482,444)
Balance - March 31, 2025 (unaudited)	7,528,761	$753	57,752	$6	$964,335	$(7,737,046)	$(6,771,952)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2026	2025

Cash Flows from Operating Activities:
Net loss	$(1,860,228)	$(1,482,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,919	2,919
Depreciation expense	10,351	-
General and administrative expenses advanced by related parties	439,017	194
Stock based compensation expense	258,143	-
Change in fair value of warrant liabilities	(205,000)	90,000
Changes in operating assets and liabilities:
Prepaid expenses	(463,562)	(700,863)
Security deposit	(5,433)	-
Accounts payable	453,222	610,366
Accounts payable - related parties	(119,976)	-
Accrued expenses	82,561	411,886
Accrued expenses - related party	(605,035)	13,833
Accrued interest - related parties	139,459	47,082
Net cash used in operating activities	(1,873,562)	(1,007,027)

Cash Flows from Investing Activities:
Capital expenditures for equipment	(9,484)	(139,387)
Net cash used in investing activities	(9,484)	(139,387)

Cash Flows from Financing Activities:
Proceeds from draw downs under line of credit with related party	2,250,000	736,935
Proceeds received from subscription receivable	-	650,000
Net cash provided by financing activities	2,250,000	1,386,935

Net change in cash	366,954	240,521

Cash - beginning of the period	213,688	32,604
Cash - end of the period	$580,642	$273,125

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On August 19, 2025, the Company received a notice (the “Notice”) from the Staff indicating that the Company had not regained compliance with either the MVLS Rule or the MVPHS Rule and, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities would be subject to suspension and delisting from The Nasdaq Global Market. The Company timely submitted its request for a hearing before the Panel on August 21, 2025.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

As part of the compliance plan submitted to the Panel, the Company requested a transfer of its listing from the Nasdaq Global Market to the Nasdaq Capital Market. A hearing before the Panel was held on September 18, 2025 and on October 14, 2025, the Panel granted the Company’s request for continued listing on Nasdaq, subject to the Company’s timely application to transfer its listing from the Nasdaq Global Market to the Nasdaq Capital Market and demonstrating compliance with the applicable listing requirements. The Company completed the transfer to the Nasdaq Capital Market and demonstrated compliance with the applicable listing rules. Nasdaq subsequently confirmed that the Company had regained compliance with its previously disclosed deficiencies,

On February 18, 2026, the Company received an additional written notice from Nasdaq indicating that, for the 30 consecutive business days ended February 17, 2026, its MVLS had closed below the $35,000,000 minimum required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq rules, the Company has 180 calendar days, or until August 17, 2026, to regain compliance with the MVLS requirement. To regain compliance, its MVLS must close at or above $35,000,000 for a minimum of ten consecutive business days during this compliance period. The Company intends to monitor its MVLS and evaluate available options to regain compliance with Nasdaq listing standards; however, there can be no assurance that it will regain or maintain compliance within the applicable compliance period.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Classification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. This assessment considers the Company’s current cash position, projected cash requirements, and its ability to obtain additional funding.

As of March 31, 2026, the Company had approximately $581,000 in cash and had a working capital deficit of approximately $14.8 million. The Company expects to continue incurring expenses and losses as it scales its operations and begins to generate revenue from its main core of services. The Company has historically funded its operations primarily through related-party financing arrangements, including borrowings under its LOC of up to $10 million (as defined in Note 6). As of March 31, 2026, the Company had approximately $1.3 million in remaining amount available under this facility. While the Company expects to continue relying on these financing sources and projected cash flows from operations, its limited operating history and continuing operating losses raise substantial doubt about its ability to continue as a going concern.

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

MARCH 31, 2026

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

Note 2 — Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Rainwater Acquisition Corp (f.k.a Merger Sub 1) and RET. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, these unaudited condensed consolidated financial statements do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report Form 10-K as of December 31, 2025, as filed with the SEC on April 15, 2026, which contains the Company’s audited consolidated financial statements and notes thereto.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, either because of the short-term nature of the instruments or because the instruments are recognized at fair value.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

During the three months ended March 31, 2026 and 2025, the only foreign currency transaction the Company incurred was the amount paid to its senior technology advisor in Australian Dollars. The amount of these foreign currency payments was translated into U.S. dollars.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

In July 2024, the Company completed its building process for its two initial units. As of March 31, 2026, the Company completed building a total of 10 additional units. All of these units were included in the Construction in-process equipment until they are placed in service.

Depreciation begins when the equipment is placed into service and is recorded on a straight-line basis over the estimated useful life of the assets, which the Company currently estimates to be 10 years. At the time of retirement or other disposition of the Equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting loss, if any, will be reflected in operations.

As of December 31, 2024, no Equipment has been placed in service. In November 2025, two systems were placed into service and was moved from Construction in-process into Equipment. During the three months ended March 31, 2026, the Company recorded approximately $10,000 of depreciation expense related to those 2 units in the accompanying unaudited condensed consolidated statements of operations. The remaining units were not placed in service and remained included in the Construction in-process as of March 31, 2026 and December 31, 2025 in the accompanying unaudited condensed consolidated balance sheets.

Field operations costs represent expenses incurred in connection with the installation of the Company’s AEI systems deployed in pilot installations and evaluation projects. These costs are expensed as incurred and primarily consist of labor, travel, site preparation and related operational expenses associated with system deployment and testing. As the Company is currently in an early stage of commercial deployment, certain installation activities may occur prior to the execution of revenue-generating customer agreements.

Equipment, including construction in-process equipment, as of March 31, 2026 and December 31, 2025 was comprised of the following:

	March 31, 2026	December 31, 2025
Equipment:
Rainfall ionization equipment and systems, in-process	$997,289	$987,805
Rainfall ionization equipment and systems, completed	414,034	414,034
Rainfall ionization equipment and systems, accumulated depreciation	(17,252)	(6,901)
Total	$1,394,071	$1,394,938

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. No impairment was recorded for the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the Company did not have any intangible assets with indefinite useful lives.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of expenditures incurred in the discovery and development of new products, processes or services and the improvement of existing products, processes or services and the cost of conducting trials.

Leases

The Company follows the guidance of FASB ASC Topic 842, “Leases,” which requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability for virtually all leases. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company determines the present value of lease payments utilizing its incremental borrowing rate, as the implicit rate of interest in the respective leases is not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2026 and December 31, 2025. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception.

Net Loss Per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including restricted stock awards (“RSAs”), warrants, and stock options, to the extent dilutive. Stock options and warrants with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive. For the three months ended March 31, 2026 and 2025, due to a net loss, all potential shares of common stock were not included in the calculation of dilutive net loss per share as their effect would have been anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The net loss per common share presented in the consolidated statements of operations is based on the following for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026		2025
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(1,846,608)	$(13,620)	$(1,471,159)	$(11,285)

Denominator:
Basic and diluted weighted average share outstanding	7,829,921	57,752	7,528,761	57,752

Basic and diluted net loss per common share	$(0.24)	$(0.24)	$(0.20)	$(0.20)

Recent Accounting Pronouncements

Issued in November 2024, ASU 2024-03, Disaggregation of income Statement Expenses (Subtopic 220-40), requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to unaudited condensed consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the unaudited condensed consolidated financial statements. While early adoption is permitted, the Company does not plan to adopt this standard early. This ASU will likely result in additional disclosures being included in the Company’s unaudited condensed consolidated financial statements once adopted. The Company is currently evaluating the provisions of this ASU and the impact it will have on its unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 3 — Business Combination

Business Combination

On December 31, 2024, the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement. The Business Combination was structured as follows:

a)	Prior to Closing, the sole outstanding share of Coliseum’s Class B ordinary shares was converted into one of Coliseum’s Class A ordinary shares, which was then converted into one share of the Company’s Class A common stock at Closing.

b)	Prior to Closing, pursuant to Extension Non-Redemption Agreements and the Sponsor Support Agreement, the Previous Sponsor and Sponsor Affiliate forfeited and surrendered for no consideration an aggregate of 606,972 of Coliseum’s Class A ordinary shares, and Coliseum issued 606,972 newly-issued Class A ordinary shares to the Extension Non-Redeeming Shareholders.

c)	On the Closing Date, each of Coliseum’s Class A ordinary shares issued and outstanding immediately prior to Closing (excluding redeemed public shares) was automatically converted into the right to receive one share of the Company’s Class A common stock, and each whole public warrant of Coliseum issued and outstanding immediately prior to Closing was assumed by the Company and became exercisable for shares of the Company’s Class A common stock.

d)	On the Closing Date, each of Coliseum’s private placement warrants was exchanged for 0.25 shares of the Company’s Class A common stock in the Warrant Exchange.

e)	On the Closing date, (i) each outstanding share of RET’s preferred stock and RET’s Class A common stock issued and outstanding immediately prior to Closing was converted into the right to receive a number of shares of the Company’s Class A common stock equal to the Exchange Ratio and (ii) each share of RET’s Class B common stock issued and outstanding immediately prior to Closing was converted into the right to receive a number of shares of the Company’s Class B common stock equal to the Exchange Ratio. The Exchange Ratio was approximately 1,434 shares of the Company’s common stock for every outstanding share of RET’s common stock. Following the Closing, an aggregate of 1,232 shares of RET’s preferred stock and 250 shares of RET’s Class A common stock were converted into 2,125,539 shares of the Company’s Class A common stock, and an aggregate of 40 shares of RET’s Class B common stock were converted into 57,752 shares of the Company’s Class B common stock.

f)	At Closing, each of RET’s 1,500 options outstanding was converted into 2,150,838 options of the Company on the same terms and conditions as were in effect with respect to RET’s option immediately prior to Closing, except that the exercise price per share of such option of the Company is equal to the quotient of (x) the exercise price per share of such option of RET in effect immediately prior to Closing divided by (y) the Exchange Ratio (the exercise price per share, as so determined, being rounded up to the nearest full cent), which is equal to an exercise price of $2.06 per share.

PIPE Subscriptions Receivable

In connection with the Closing, the Company entered into subscription agreements (collectively, the “PIPE Subscription Agreements”) with certain investors and related parties (the “PIPE Investors”) to sell an aggregate of 118,557 shares of Class A common stock at a purchase price of approximately $11.39 per share, for gross proceeds of $1.35 million. At the Closing, the Company received $700,000 of the PIPE investment and issued an aggregate of 61,474 shares of Class A common stock to the PIPE Investors and recorded a subscription receivable of $650,000 for the remaining PIPE investment on the consolidated balance sheet as of December 31, 2024.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Forward Purchase Agreement with Meteora

On December 30, 2024, Holdco entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Meteora Capital Partners, LP and affiliated funds (“Meteora”) for an OTC equity prepaid forward transaction. An aggregate of 361,858 shares of Class A common stock (the “Forward Purchase Shares”) are subject to the Forward Purchase Agreement, for which Meteora was paid approximately $4.1 million at Closing (the “Prepayment”) and the Company retained approximately $20,000 (the “Prepayment Shortfall”). The Forward Purchase Agreement matures on the date of the effectiveness of a certain registration statement filed by Holdco with the Securities and Exchange Commission following the Closing Date (the “Maturity Date”). Meteora may sell the Forward Purchase shares at any time following the Closing Date until the Maturity Date at a price not less than $10.00 per share. If Meteora sells any of the Forward Purchase Shares, Meteora will pay to Holdco $10.00 for each share sold, less the Prepayment Shortfall. On Maturity Date, any Forward Purchase Shares that have not been sold by Meteora will be returned to the Company for no consideration, provided that if the proceeds of the shares sold by Meteora prior to the Maturity Date is less than the Prepayment Shortfall, then Holdco will pay cash to Meteora in an amount equal to such difference.

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

The Company recorded the $4.1 million of Prepayment amount paid at closing on December 31, 2024 within additional paid-in capital and approximately $20,000 in shortfall payment liability in the accompanying consolidated balance sheet.

As of March 31, 2026 and December 31, 2025, the value of the shortfall payment liability of approximately $21,000 remained unchanged.

Public and Private Placement Warrants

Prior to Closing, Coliseum had 5,000,000 public warrants and 3,225,000 private placement warrants outstanding. In connection with the Business Combination, as discussed above, an aggregate of 3,225,000 private placement warrants were converted into 806,250 shares of Class A common stock, and all of the public warrants were exchanged into warrants to purchase 5,000,000 shares of Class A common stock on a one-to-one basis.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Redemption

Prior to the Closing, certain Coliseum public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 1,063,698 Coliseum public shares for an aggregate payment of approximately $12.1 million. After redemptions, there was a total of 723,414 Coliseum public shares and an aggregate of approximately $8.25 million remaining in Coliseum’s trust account, and was later converted into Class A common stock in connection with the Business Combination.

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

MARCH 31, 2026

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

Consulting Agreement for Rainfall Ionization Equipment

The Company entered into a consulting agreement to engage its senior technology advisor, Scott Morris in 2022, pursuant to which the Company agreed to pay him a one-time fee upon execution of the agreement and a consulting fee of AUD 250,000 per year (equivalent to approximately $170,000 as of the effective date). In February 2025, the agreement was amended to increase the annual consulting fee to $186,000, and in June 2025, it was further increased to $252,000 in exchange for the consultant assuming an additional role and responsibilities. The agreement, which was amended on March 19, 2026, also provides for success fees payable upon the achievement of specified sales and development milestones. In November 2025, the Company paid an aggregate of $50,000 in milestone payments to the Technical Advisor in connection with the achievement of certain development milestones.

In connection with the consulting agreement, the Company also obtained from Mr. Morris an irrevocable, perpetual, non-exclusive license under certain engineering designs in connection with rainfall ionization equipment and systems. The Company fully paid the license amount of $83,750 in June 2023.

Intangible Assets

Intangible assets as of March 31, 2026 and December 31, 2025 are composed of licenses under certain patents and designs for weather modification and rainfall ionization equipment to Dr. Anderson and Mr. Morris as discussed above.

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

Intangible assets as of March 31, 2026 and December 31, 2025 were comprised of the following:

	Weighted Average	Carrying Value
	Useful Life (Years)	March 31, 2026	December 31, 2025
Intangible assets:
Licensed technology for weather modification	10	$33,000	$33,000
Purchased intellectual property for rainfall ionization equipment	10	83,750	83,750
Less:
Accumulated amortization		(38,917)	(35,998)
Total intangible assets, net		$77,833	$80,752

The Company incurred approximately $3,000 in amortization expense for each of the three months ended March 31, 2026 and 2025, which is included in the accompanying unaudited condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, there were no impairment charges associated with the Company’s intangible assets.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 5 — Commitments and Contingencies

Leases

Short-term Land Lease

On September 10, 2025, the Company entered into a lease agreement to lease a parcel of land in Colorado (“Colorado Lease”), which served as its installation site for the Company’s first Equipment unit. The lease commencement date is the date selected by the Company within 30 days following the applicable government hearing granting permission for use. The Company obtained its permit on October 29, 2025, and selected November 1, 2025 as the lease commencement date. The lease has an initial term of a one year and includes four options to extend the term, each for an additional one-year period. The monthly lease under the Colorado Lease will automatically increase for each extension term at the rate of 5%. During the three months ended March 31, 2026 and 2025, the Company recognized $7,500 of and $0 rent expense in connection with such lease within the general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations, respectively.

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

Warehouse Lease

The Company entered into a lease agreement, effective April 1, 2026, to lease a 4,050 square foot warehouse in Brighton, Colorado (“Warehouse Lease”), which serves as a storage building for the Company’s equipment. The lease has an initial term of three years and includes one option to extend the term an additional three years at market prices. Under the Warehouse Lease, the Company is required to make a security deposit of $5,433 and pay a monthly base rate of $3,375 the first year, $3,476 the second year, and $3,581 the third year. The Company paid the security deposit and recorded on March 31, 2026 in the accompanying unaudited condensed balance sheet.

Other Revenue

In January 2026, the Company entered into a service agreement with the Utah Division of Water Resources to support the installation of a generator to facilitate radiometer data ingestion associated with the Company’s rainfall monitoring infrastructure. The agreement provides for payment of $10,500 to the Company in connection with the installation.

The Company completed the installation, received payment for the services in February 2026, and recognized revenue of $10,500 upon completion of the installation, which represents the satisfaction of the Company’s performance obligation in accordance with ASC 606. This activity is not part of the Company’s primary operations related to its AEI technology and is considered incidental in nature. The Company has not generated revenue from its core business activities to date.

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

On December 30, 2024, the Company entered into a loan agreement (the “Loan Agreement”) with RHY Management LLC (“RHY”), an affiliate of Harry You, Holdco’s Chairman, pursuant to which RHY agreed to issue a line of credit (the “LOC”) to the Company for up to $7 million, which was later amended effective as of March 31,2026 to increase to the available funding to $10 million, in addition to the Rollover amount described below (such amounts borrowed under the LOC, together with the Rollover, the “Loan”). The Loan bears interest at the greater of 5% per annum or the applicable IRS short-term rate in the month of each drawdown (“Interest Rate”), payable quarterly in arrears. If a quarterly payment is missed, the loan balance increases by an amount equal to the principal multiplied by the Default Rate (as defined below). If an event of default has occurred and is continuing, then upon written notice by RHY to the Company, the outstanding principal balance and any unpaid accrued interest will accrue interest at 2% above the Interest Rate (the “Default Rate”).

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Prior to closing of the Business Combination, the outstanding amount that Coliseum and RET owed to Mr. You and his affiliates was approximately $3.1 million. All of these outstanding amounts (the “Rollover”) were assigned to and assumed by the Company and are treated for all purposes as Loans outstanding under the Loan Agreement. The Rollover amount does not reduce the $7 million funding available to the Company under the LOC.

The Company had drawn approximately $8.7 million and $6.0 million under the LOC in the combined form of cash proceeds and payments made on behalf of the Company, bringing the total outstanding balance under the Loan Agreement to approximately $11.8 million $9.1 million (including the $3.1 million Rollover) as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, the Company had an outstanding accrued interest balance in connection with both the Note and the LOC of approximately $462,000 and $323,000, respectively.

Employment Agreement

Effective January 2, 2025, RET entered into a binding offer letter (the “Offer Letter”), which was later amended on June 27, 2025, with its new CEO, Mr. Seidl. Pursuant to the amended Offer Letter, the Company agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, subject to Board approval, which will be subject to the achievement of Company and/or individual performance goals mutually agreed by the CEO and the Board or the Compensation Committee, and (iii) a cash bonus of $5.82 million (the “Retention Bonus”) payable on the earlier of (x) December 31, 2028, (y) the date on which the Company terminates the CEO’s employment without cause, or (z) the date on which a change of control is consummated. The Company accrues the Retention Bonus over the period of service. As of March 31, 2026 and December 31, 2025, the Company accrued approximately $1.3 million and $831,000 of Retention Bonus, respectively. In addition, the Company also accrued $1 million of annual incentive bonus for 2025 in accrued expenses to related party in the accompanying consolidated balance sheet as of December 31, 2025. The Company paid the $1 million annual incentive bonus for 2025 to Mr. Seidl in March 2026, pursuant to the Board’s determination and approval.

Mr. Seidl is also entitled to equity awards under the Company’s equity incentive plan, subject to approval by the Board and the Compensation Committee. On September 5, 2025, the Company granted 602,320 RSAs to Mr. Seidl, 50% of which vested on January 1, 2026 and 50% of which shall vest on January 1, 2027, subject to continued employment or service through such vesting date.

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

Pursuant to the Termination Letter, in lieu of all other compensation and payments of any kind due and payable to Mr. Riley, the Company agreed to pay Mr. Riley an aggregate of $124,500, payable in 18 monthly installments beginning in February 2025 in consideration for his past services. As of March 31, 2026 and December 31, 2025, the Company had an aggregate of approximately $28,000 and $48,000 remaining outstanding in connection with such agreement that was included in accrued expenses in the accompanying consolidated balance sheets, respectively. Additionally, conditioned on approval by the Compensation Committee of the Board, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A common stock of the Company vesting one year from the date of grant. As of March 31, 2026, the stock has not been granted.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Board of Directors Agreement

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies. On December 22, 2025, the Board further increased its size from seven to eight directors and appointed Mr. David Sylvester as a Class II director.

In connection with their appointments to the Board, Mr. Reardon, Mr. Peperzak and Mr. Sylvester each entered into Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of the Company’s non-employee directors (the “Director Agreements”). Additionally, effective as of April 4, 2025, the Company entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, the Company agreed to pay to each Board member (i) subject to approval by the Board and compensation committee of the Board (the “Compensation Committee”), a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board. The Company recognized an aggregate of $75,000 and $0 in connection with such agreements during the three months ended March 31, 2026 and 2025 within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations, respectively. As of March 31, 2026, there has been no grants of restricted stock to the directors.

Note 7 — Warrants

As of March 31, 2026 and December 31, 2025, the Company has 5,000,000 warrants to purchase Class A common stock (“Warrants”) outstanding, which was the rollover of the 5,000,000 Coliseum public warrants upon closing of the Business Combination. The Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants became exercisable on January 31, 2025 and will expire on December 31, 2029 at 5:00 p.m., New York City time, or earlier upon liquidation. Each Warrant entitles the holder thereof to purchase one share of Class A common stock at an initial exercise price of $11.50 per share and exercisable on a cashless basis under certain circumstances specified in the warrant agreement.

The Warrants are being accounted for as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities are adjusted to current fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. Refer to Notes 3 and 8 for additional information on the fair value measurements of these warrants.

Note 8 — Fair Value Measurements

Financial liabilities measured at fair value during the periods on a recurring basis consisted of the following as of March 31, 2026 and December 31, 2025:

March 31, 2026

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liabilities – Public Warrants	$-	$1,045,000	$-	$1,045,000
Shortfall payment liability	-	-	20,636	20,636
Total financial liabilities	$-	$1,045,000	$20,636	$1,065,636

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

December 31, 2025

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liabilities – Public Warrants	$-	$1,250,000	$-	$1,250,000
Shortfall payment liability	-	-	20,636	20,636
Total financial liabilities	$-	$1,250,000	$20,636	$1,270,636

The Warrants are listed on the Nasdaq under the ticker “RAINW”. As of March 31, 2026 and December 31, 2025, the fair value measurements for the Warrants were classified as Level 2 due to low trading volume.

During the three months ended March 31, 2026 and 2025, there were no transfers between levels of the fair value hierarchy.

Note 9 — Stockholders’ Deficit

Shares Authorization

The Company is authorized to issue 30,000,000 shares of Class A common stock, par value $0.0001, 1,000,000 shares of Class B common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.

Class A common stock entitles the holders thereof to one vote per share on all matters on which the shares of Class A common stock is entitled to vote, and Class B common stock entitles the holders thereof to fifteen votes per share on all matters on which the shares of Class B common stock are entitled to vote. Additionally, for so long as the RET Founders (Paul T. Dacier, Harry L. You, and Niccolo de Masi, or their affiliates) hold at least 20% of the number of shares of Class B common stock collectively held by them as of the Closing, the RET Founders have rights that are different from unaffiliated shareholders, including the right to fill vacancies on the Board and to call special meetings of shareholders. The Articles permit action by written consent of the shareholders and requires that amendments to the Articles be approved by a majority of the shares of common stock entitled to vote in lieu of two-thirds of the shares of common stock entitled to vote on the matter after the date on which the issued and outstanding Class B common stock represents less than 50% of the total voting power of the then outstanding shares of capital stock entitled to vote.

The dual class structure will terminate on December 31, 2029, or earlier (i) at the option of the holder at any time, (ii) automatically on the date on which the RET Founders or their Permitted Transferees collectively own twenty percent (20%) or less of the number of shares of Class B common stock collectively held by such persons or their Permitted Transferees immediately after the completion of the Business Combination, (iii) automatically upon the occurrence of a transfer of Class B common stock that is not a Permitted Transfer, and (iv) automatically on the date specified by the affirmative vote of the holders of Class B common stock representing not less than two-thirds (2∕3) of the voting power of the Class B common stock. The Class A common stock and the Class B common stock have identical economic rights, including dividend and liquidation rights.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company initially reserved 747,168 shares of Class A common stock for the issuance of awards under the 2024 Incentive Plan. The number of shares reserved for issuance under the 2024 Incentive Plan will increase automatically on January 1 of each of 2025 through 2034 by the number of shares equal to 5.0% of the total number of outstanding shares (rounded down to the nearest whole share) of Class A common stock as of December 31 of the immediately preceding year. Notwithstanding anything to the contrary in the 2024 Incentive Plan, no more than the number of shares of Class A common stock initially reserved under the 2024 Incentive Plan may be issued pursuant to the exercise of incentive stock options (“ISOs”) under the 2024 Incentive Plan.

Shares of Class A common stock underlying awards that are forfeited, canceled, expire unexercised, or are settled in cash will again become available for issuance under the 2024 Incentive Plan. In the event of any change in the Company’s capitalization, the Compensation Committee of the Board may, in its sole discretion, make equitable adjustments to (i) the number of shares reserved under the plan, (ii) the number of shares subject to outstanding awards, (iii) applicable award limits, and (iv) the exercise price of outstanding options.

The 2024 Incentive Plan has a term of 10 years from December 31, 2024, after which no additional awards may be granted. The Board may amend, suspend, or terminate the plan at any time, subject to stockholder approval to the extent required by law or the plan’s provisions.

As of March 31, 2026 and December 31, 2025, the number of Class A common stock reserved for issuance under the 2024 Incentive Plan was 1,530,160 and 1,123,606 shares authorized for issuance, respectively, of which 602,320 shares have been issued to Mr. Seidl as described above.

Preferred Stock

As of March 31, 2026 and December 31, 2025, there were no preferred shares outstanding.

Class A Common Stock

As of March 31, 2026 and December 31, 2025, the Company had an aggregate of 8,131,081 shares (including 301,160 and 602,320 unvested restricted stock awards, respectively) of Class A common stock issued and outstanding, respectively.

Class B Common Stock

As of March 31, 2026 and December 31, 2025, the Company had an aggregate of 57,752 shares of Class B common stock issued and outstanding as a result of the conversion of shares in connection with the closing of the Business Combination as discussed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025.

Stock Options

On August 23, 2024, the Company granted 1,433,892 and 716,946 options, as retroactively restated to reflect the Business Combination, to purchase RET’s Class A common stock to Harry You and Niccolo de Masi, respectively. The options expire ten years from the date of grant, had an exercise price of $2.06 and were fully vested upon the grant date. The Company fully recognized the fair value of the stock option as stock-based compensation expenses upon issuance in August 2024. As of March 31, 2026 and December 31, 2025, the Company had an aggregate of 2,150,838 options issued and outstanding.

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The following summarizes the Company’s restricted stock award activity and the RSAs outstanding:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Unvested at December 31, 2025	602,320	$-
Granted	-	-
Forfeited	-	-
Vested	(301,160)	-
Unvested at March 31, 2026	301,160	-	0.26

The aggregate fair value was calculated based on the closing market price of the Company’s common stock on the date of grant and is recognized ratable over the vesting period. The Company recognized approximately $258,000 of stock compensation expense within the general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2026. There was no issued or outstanding RSAs during the three months ended March 31, 2025. As of March 31, 2026 and December 31, 2025, total unrecognized compensation cost related to RSAs was approximately $757,000 and $1.0 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.26 years and 0.5 years, respectively.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the three months ended March 31,
	2026	2025
Other revenue	$10,500	$-
Field operations costs	92,878	-
General and administrative expenses	1,531,267	1,342,482
Research and development expenses	40,729	-
Significant non-cash items:
Stock based compensation expense	258,143	-
Depreciation expense	10,351	-
Amortization expense	2,919	2,919
Loss from operations	(1,925,787)	(1,345,401)
Total other income (expenses)	65,559	(137,043)
Net loss	$(1,860,228)	$(1,482,444)

As the Company has not earned any revenue for its main core of services, the key measures of segment profit or loss reviewed by the Company’s CODM are general and administrative expenses, installation and research and development expenses to monitor, manage and forecast cash to ensure enough capital is available for working capital needs. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 15, 2026, the date at which the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as noted in Note 5.

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

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, including statements regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Item 4. Risk Factors” in this Report, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and in our other Securities and Exchange Commission (“SEC”) filings. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination

On December 31, 2024 (the “Closing Date”), the Company, RET, Coliseum Acquisition Corp., and the merger subsidiaries consummated the business combination pursuant to the Business Combination Agreement (the “Business Combination”). Following the closing, the Company became the publicly traded parent company and holds all of the equity interests of RET.

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

PIPE Subscriptions

In connection with the Closing, the Company entered into subscription agreements (collectively, the “PIPE Subscription Agreements”) with certain investors and related parties (the “PIPE Investors”) to sell an aggregate of 118,557 shares of Class A common stock at a purchase price of approximately $11.39 per share, for gross proceeds of $1.35 million. At the Closing, the Company received $700,000 of the PIPE investment and issued an aggregate of 61,474 shares of Class A common stock to the PIPE Investors and recorded a subscription receivable of $650,000 for the remaining PIPE investment on the consolidated balance sheet as of December 31, 2024.

On January 29, 2025, we received $500,000 pursuant to the PIPE Subscription Agreements and issued 43,910 shares of Class A common stock. On February 6, 2025, we received the remaining $150,000 and issued 13,173 shares of Class A common stock. As of February 6, 2025, the subscription receivable had been fully paid.

Forward Purchase Agreement with Meteora

On December 30, 2024, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Meteora Capital Partners, LP and affiliated funds (“Meteora”) for an OTC equity prepaid forward transaction. An aggregate of 361,858 shares of Class A common stock (the “Forward Purchase Shares”) are subject to the Forward Purchase Agreement, for which Meteora was paid approximately $4.1 million at Closing (the “Prepayment”) and we retained approximately $20,000 (the “Prepayment Shortfall”). The Forward Purchase Agreement matures on the date of the effectiveness of a certain registration statement filed by the Company with the Securities and Exchange Commission following the Closing Date (the “Maturity Date”). Meteora may sell the Forward Purchase shares at any time following the Closing Date until the Maturity Date at a price not less than $10.00 per share. If Meteora sells any of the Forward Purchase Shares, Meteora will pay to the Company $10.00 for each share sold, less the Prepayment Shortfall. On Maturity Date, any Forward Purchase Shares that have not been sold by Meteora will be returned to us for no consideration, provided that if the proceeds of the shares sold by Meteora prior to the Maturity Date is less than the Prepayment Shortfall, then we will pay cash to Meteora in an amount equal to such difference. The forward purchase agreement remains subject to its contractual terms, including settlement provisions tied to the effectiveness of a registration statement.

Loan Agreement with an Affiliate of Harry You

On December 30, 2024, the Company entered into the Loan Agreement with RHY Management LLC (“RHY), an affiliate of Harry You, pursuant to which RHY committed to provide the Company with up to $7 million in new loans. In addition, approximately $3.1 million of existing loans and advances owed to Mr. You and his affiliates were rolled into the Loan Agreement.

As of December 31, 2025, we had approximately $9.1 million outstanding under the Loan Agreement, consisting of approximately $3.1 million of rollover amounts and approximately $6.0 million of additional borrowings during 2025.

On March 11, 2026, the Compensation Committee and the Board approved repayment of the amounts due under the Loan Agreement of up to 30% of any amount received by us from any potential future capital raise net of any underwriting, legal, and accounting fees and related costs.

Effective as of March 31, 2026, the Company and RHY entered into an amendment to the Loan Agreement to increase the amount that could be borrowed under the Loan Agreement from $7,000,000 to $10,000,000.

Recent Developments

Business Developments

In October 2025, we announced preliminary field observations from a fog-mitigation pilot conducted in Australia using our WETA platform. Initial observations suggested ionization may influence fog dissipation under certain atmospheric conditions. Based on these results, we conducted and continued to plan to expand, instrument pilot programs in 2026 in the USA (Oregon, California, Utah or Colorado) and Australia to further evaluate performance and use cases. These activities remain in the research and development stage and are not expected to generate material revenue until validation and commercialization.

We continued to monitor our first two US installed systems entered operation in November 2025. These installations represent our first operational deployments in the United States and are part of our efforts to evaluate system performance under real-world atmospheric conditions. The systems are located in the La Sal Range of Utah, where we are monitoring snowfall and Snow Water Equivalent (“SWE”) measurements. Preliminary observations during certain periods of system operation coincided with changes in local snowfall and SWE measurements. These observations are preliminary, and additional research and analysis are ongoing to evaluate potential precipitation and snowpack impacts under varying atmospheric conditions.

As of March 31, 2026, 10 additional units were completed and delivered to the United States. These systems are expected to support ongoing research activities, demonstration projects and potential future deployments as we continue to evaluate commercial applications of our technology. Management believes that maintaining an inventory of completed systems may allow us to respond more efficiently to pilot opportunities, research collaborations and potential commercial deployments as they arise.

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

Service Agreement with Utah Division of Water Resources

In January 2026, we entered into a service agreement with the Utah Division of Water Resources to support the installation of a generator to facilitate radiometer data ingestion associated with our rainfall monitoring infrastructure. The agreement provides for payment of $10,500 to us in connection with the installation. We completed the installation, received payment for the services in February 2026, and recognized revenue of $10,500 upon completion of the installation, which represents the satisfaction of our performance obligation in accordance with ASC 606. This activity is not part of our primary operations related to its AEI technology and is considered incidental in nature. We have not generated revenue from its core business activities to date.

Nasdaq Compliance Notices

On February 18, 2026, we received a written notice from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the 30 consecutive business days ended February 17, 2026, our market value of listed securities (“MVLS”) had closed below the $35,000,000 minimum required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq rules, we have 180 calendar days, or until August 17, 2026, to regain compliance with the MVLS requirement. To regain compliance, our MVLS must close at or above $35,000,000 for a minimum of ten consecutive business days during this compliance period. We intend to monitor our MVLS and evaluate available options to regain compliance with Nasdaq listing standards; however, there can be no assurance that we will regain or maintain compliance within the applicable compliance period.

Plan of Operations

12-Month Plan

RET currently has two rain and snowfall generation systems installed and placed in service in the United States in November 2025 and are currently being used to support field observations, data collection and ongoing research activities related to our rainfall generation technology.

Initial observations from these installations have enabled us to evaluate system performance using available meteorological and radar data. Data collection and analysis remain ongoing as we continue to evaluate system performance and potential atmospheric effects associated with our technology.

As of March 31, 2026, ten additional units was completed and delivered to the United States. These units are intended to support future pilot programs, field deployments and operational readiness. The timing and location of future installations will depend on factors such as site availability, permitting requirements, customer engagement and the results of ongoing testing and evaluation. We expect that some of these systems may be deployed during 2026 as part of pilot programs, demonstration projects or other research initiatives.

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

Going Concern Consideration

In connection with our management’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Classification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. This assessment considers our current cash position, projected cash requirements, and ability to obtain additional funding.

As of March 31, 2026, we had approximately $581,000 in cash and had a working capital deficit of approximately $14.8 million. We expect to continue incurring expenses as we scale our operations and begin to generate revenue. We have historically funded our operations primarily through related-party financing arrangements, including borrowings under our loan agreement with Mr. You. As of March 31, 2026, we had approximately $1.3 million in remaining amount available under this facility. While we expect to continue relying on related party financing sources, additional capital raises and projected cash flows from operations, our limited operating history and continuing operating losses raise substantial doubt about our ability to continue as a going concern.

Management’s plans to address this uncertainty include continued support from related parties, seeking additional financing through debt, equity, or a combination of both, and pursuing commercial opportunities for installation and service agreements. However, there is no assurance that such funding will be available on acceptable terms, or at all.

Accordingly, our management has determined that we do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

In November 2025, we incurred installation and field deployment costs associated with the initial deployment and pilot operation of our rain and snowfall generation systems in the United States. These activities were undertaken as part of system validation and research programs and were not associated with revenue-generating customer contracts.

For the three months ended March 31, 2026, we had a net loss of approximately $1.9 million, which consisted of field operations costs of approximately $93,000, general and administrative expenses of approximately $1.8 million (primarily related to personnel costs, stock based compensation expense, professional services, marketing, and other corporate operating expenses), research and development expenses of approximately $41,000, amortization expense of approximately $3,000, depreciation expense of approximately $10,000, and interest expenses of approximately $139,000, minimal interest income from an operating account, partially offset by a one-time service revenue with Utah Division of Water Resources of $10,500, and a gain due to the change in fair value of warrant liabilities of $205,000.

For the three months ended March 31, 2025, we had net loss of approximately $1.5 million, which consisted of general and administrative expenses of approximately $1.3 million, amortization expenses of approximately $3,000, loss in change in fair value of warrant liability of $90,000, and interest expense in connection with the note payable to related parties of approximately $47,000. We experienced higher expenses compared to previous years due to the merger completed on December 31, 2024.

Cash Flows

For the three months ended March 31, 2026, net cash used in operating activities was approximately $1.9 million, net cash used in investing activities was approximately $9,500, and net cash provided by financing activities was approximately $2.3 million. Net cash used in operating activities included our net loss of approximately $1.9 million, a gain due to change in the fair value of a warrant liabilities of $205,000, and changes in operating assets and liabilities of approximately $519,000, partially offset by amortization expense of approximately $3,000, depreciation expense of approximately $10,000, approximately $439,000 paid by related parties on behalf of RET, and stock-based compensation expenses of approximately $258,000. Cash used in investing activities consisted solely of payment for building Equipment of approximately $9,500. Cash provided by financing activities resulted from proceeds from drawdowns under the LOC (as defined below) of approximately $2.3 million.

For the three months ended March 31, 2025, net cash used in operating activities was approximately $1.0 million, net cash used in investing account was approximately $139,000, and net cash provided by financing activities was approximately $1.4 million. Net loss of approximately $1.5 million was partially offset by changes in operating assets and liabilities of approximately $368,000 and non-cash activities, including amortization expense of approximately $3,000, minimal expenses paid by related parties on behalf of RET, and change in fair value of warrant liability of $90,000, resulted in approximately $1.0 million of cash used in operating activities. Cash used in investing activities consisted solely of payment for building Equipment of approximately $139,000. Cash provided by financing activities resulted from proceeds from payment of subscription receivable of $650,000 and proceeds from drawdown under the LOC of approximately $737,000.

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

Consulting Agreement for Rainfall Ionization Equipment

We entered into a consulting agreement to engage our senior technology advisor, Scott Morris in 2022, pursuant to which we agreed to pay him a one-time fee upon execution of the agreement and a consulting fee of AUD 250,000 per year (equivalent to approximately $170,000 as of the effective date). In February 2025, the agreement was amended to increase the annual consulting fee to $186,000, and in June 2025, it was further increased to $252,000 annually in exchange for the consultant assuming an additional role and responsibilities. The agreement also provides for success fees payable upon the achievement of specified sales and development milestones. On March 19, 2026, the agreement was amended to add three additional milestones, each of which would entitle him to a $25,000 cash bonus. In November 2025, we paid an aggregate of $50,000 in milestone payments to Mr. Morris in connection with the achievement of certain development milestones.

In connection with the consulting agreement, we also agreed to obtain from Mr. Morris an irrevocable, perpetual, non-exclusive license under certain engineering designs in connection with rainfall ionization equipment and systems. We fully paid this amount of $83,750 in June 2023.

Employment Agreement

Effective January 2, 2025, we entered into a binding offer letter (as amended, the “Offer Letter”), which was later amended on June 27, 2025, with our new CEO, Mr. Seidl. Pursuant to the amended Offer Letter, we agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, subject to Board or Compensation Committee approval, which will be subject to the achievement of Company and/or individual performance goals mutually agreed by the CEO and the Board or the Compensation Committee, and (iii) a cash bonus of $5.82 million (the “Retention Bonus”) payable on the earlier of (x) December 31, 2028, (y) the date on which we terminate the CEO’s employment without cause, or (z) the date on which a change of control is consummated. We accrue the Retention Bonus over the period of service. As of March 31, 2026 and December 31, 2025, we accrued approximately $1.3 million and $831,000 of Retention Bonus, respectively. In addition, we also accrued $1 million of annual incentive bonus for 2025 in accrued expenses to related party in the accompanying consolidated balance sheet as of December 31, 2025. We paid the $1 million annual incentive bonus for 2025 to Mr. Seidl in March 2026, pursuant to the Board’s determination and approval.

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

Termination Letter

In January 2025, we entered into a termination letter agreement with our former CEO, Mr. Christopher Riley, pursuant to which, in lieu of all other compensation and payments, we agreed to pay Mr. Riley an aggregate of $124,500, payable in 18 monthly installments beginning in February 2025 in consideration for his past services. As of March 31, 2026 and December 31, 2025, we had an aggregate of approximately $28,000 and $48,000 remaining outstanding in connection with such agreement that was included in accrued expenses in the accompanying consolidated balance sheets, respectively. Additionally, conditioned on approval by the Compensation Committee, the Termination Letter provides that Mr. Riley will be granted 10,000 shares of Class A common stock vesting one year from the date of grant. As of March 31, 2026, the stock has not been granted.

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

On December 30, 2024, the Company entered into the Loan Agreement with RHY, an affiliate of Harry You, pursuant to which RHY agreed to issue a line of credit (the “LOC”) to the Company for up to $7 million, which was later amended on March 31,2026 to increase to the available funding to $10 million, in addition to the Rollover amount described below (such amounts borrowed under the LOC, together with the Rollover, the “Loan”). The Loan bears interest at the greater of 5% per annum or the applicable IRS short-term rate in the month of each drawdown (“Interest Rate”), payable quarterly in arrears. If a quarterly payment is missed, the loan balance increases by an amount equal to the principal multiplied by the 2% Default Rate (as defined below). If an event of default has occurred and is continuing, then upon written notice by RHY to the Company, the outstanding principal balance and any unpaid accrued interest will accrue interest at 2% above the Interest Rate (the “Default Rate”).

Prior to closing of the Business Combination, the outstanding amount that Coliseum and RET owed to Mr. You and his affiliates was approximately $3.1 million. The Rollover amounts were assigned to and assumed by the Company and are treated for all purposes as Loans outstanding under the Loan Agreement. The Rollover amount does not reduce the $7 million funding available to us under the LOC.

We had drawn approximately $8.7 million and $6.0 million under the LOC in the combined form of cash proceeds and payments made on behalf of the Company, bringing the total outstanding balance under the Loan Agreement to approximately $11.8 million $9.1 million (including the $3.1 million Rollover) as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, we had an outstanding accrued interest balance in connection with both the Note and the LOC of approximately $462,000 and $323,000, respectively.

On March 11, 2026, the Compensation Committee and the Board approved repayment of the amounts due under the Loan Agreement of up to 30% of any amount received by us from any potential future capital raise net of any underwriting, legal, and accounting fees and related costs.

Effective as of March 31, 2026, the Company and RHY entered into an amendment to the Loan Agreement to increase the amount that could be borrowed under the Loan Agreement from $7,000,000 to $10,000,000.

Board Agreement

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies. On December 22, 2025, the Board further increased its size from seven to eight directors and appointed Mr. David Sylvester as a Class II director.

In connection with their appointments to the Board, Mr. Reardon, Mr. Peperzak, and Mr. Sylvester each entered into the Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of our company’s non-employee directors. Additionally, effective as of April 4, 2025, we entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, we agreed to pay to each Board member (i) subject to approval by the Board and Compensation Committee, a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board. We recognized an aggregate of $75,000 and $0 in connection with such agreements during the three months ended March 31, 2026 and 2025 within general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations, respectively. As of March 31, 2026, there has been no grants of restricted stock to the directors.

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

While our significant accounting policies are described in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, our management believes there were no critical accounting estimates identified during the three months ended March 31, 2026 and 2025.

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

As of December 31, 2024, no Equipment has been placed in service. In November 2025, two systems were placed into service and was moved from Construction in-process into Equipment. During the three months ended March 31, 2026, we recorded approximately $10,000 of depreciation expense related to those 2 units in the accompanying unaudited condensed consolidated statements of operations. The remaining units were not placed in service and remained included in the Construction in-process as of March 31, 2026 and December 31, 2025 in the accompanying unaudited condensed consolidated balance sheets.

Installation costs represent expenses incurred in connection with the installation of our AEI systems deployed in pilot installations and evaluation projects. These costs primarily consist of labor, travel, site preparation and related operational expenses associated with system deployment and testing. As we are currently in an early stage of commercial deployment, certain installation activities may occur prior to the execution of revenue-generating customer agreements.

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

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. We assess the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. As of March 31, 2026 and December 31, 2025, we did not have any intangible assets with indefinite useful lives.

We evaluate long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recorded for the three months ended March 31, 2026 or 2025.

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

Recent Accounting Pronouncements

Issued in November 2024, ASU 2024-03, Disaggregation of income Statement Expenses (Subtopic 220-40), requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, we do not plan to adopt this standard early. This ASU will likely result in additional disclosures being included in our unaudited condensed consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

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

Section 107 of the JOBS Act allows emerging growth companies to take advantage of the extended transition period for complying with new or revised accounting standards. Under Section 107, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Any decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. We have elected to use the extended transition period available under the JOBS Act, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the effectiveness of our registration statement on Form S-4 in connection with the Business Combination, (b) in which we have total annual revenue of at least $1,235,000,000, or (c) in which we are deemed to be a large accelerated filer, which means the market value of its common equity that is held by non-affiliates exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of Class A common stock held by non-affiliates exceeds $250.0 million as of the prior June 30, and (ii) our annual revenue exceeds $100.0 million during such completed fiscal year and the market value of the shares of Class A common stock held by non-affiliates exceeds $700.0 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable as we are a smaller reporting company.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding and the preparation of our unaudited condensed consolidated financial statements and required disclosures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness in internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on April 15, 2026.

Notwithstanding the material weakness described above, management performed additional analyses and other procedures to ensure that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. GAAP.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2025, the Audit Committee, in consultation with management, determined that we should restate our previously issued unaudited condensed consolidated financial statements contained in our Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2025 and June 30, 2025.

While we have processes to identify and appropriately apply applicable accounting requirements, we intend to take steps to remediate this material weakness, including enhancing its internal controls over the accounting and review of recurring transactions, including insurance premium financing arrangements. Specifically, we plan to improve our accounting policies and implement a review control as part of the period-end close process to ensure such transactions are appropriately identified, evaluated, and recorded in accordance with U.S. GAAP. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

Management continued implementing and operating the enhanced controls described above resulting from an error in the accounting for financed insurance premiums as of March 31, 2025 and June 30, 2025.

Other than these remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in the Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our management has determined that there exists substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these unaudited condensed consolidated financial statements. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that we do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of these unaudited condensed consolidated financial statements. Management’s plans to address this uncertainty include reducing expenditures and seeking additional financing through debt, equity, or a combination of both. However, there is no assurance that such funding will be available on acceptable terms, or at all. The unaudited condensed consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

We are currently in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by recent escalation of conflicts in the Middle East, changing trade policies, ongoing military conflicts, geopolitical instability, and rising inflation and interest rates.

U.S. and global markets have recently been experiencing volatility and disruption caused by the recent escalation of conflicts in the Middle East, including the U.S.-Israel and Iran war (“Iran War”), the sustained Russia-Ukraine war and related economic sanctions, economic uncertainty as a result of changing trade policies, disruptions in global oil and gas markets and inflation and higher interest rates. The impact of the Iran War on the flow of ships through the Strait of Hormuz, and trade disputes could adversely impact supply chains which could now or in the future increase costs for us or delay delivery of key inventories and supplies, as well as impact the ability of customers in our target markets to invest in new technologies and rain enhancement projects. Military conflicts and trade disputes can also be highly disruptive to global financial markets and emerging markets. The length and impact of the ongoing Iran War, military conflicts, and trade disputes are highly unpredictable. We are continuing to monitor these events and the impacts to global capital markets and to our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit No.	Description
10.1	Amendment to Loan Agreement, effective as of March 31, 2026, by and between Rain Enhancement Technologies Holdco, Inc. and RHY Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 6, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rain Enhancement Technologies Holdco, Inc.

Date: May 15, 2026	By:	/s/ Randall Seidl
		Name:	Randall Seidl
		Title:	Chief Executive Officer and Director

Date: May 15, 2026	By:	/s/ Oanh Truong
		Name:	Oanh Truong
		Title:	Interim Chief Financial Officer