Form 10-Q
period 2026-06-30
Rain Enhancement Technologies Holdco, Inc.
filed 2026-08-14
CIK 2028293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 11,646,299 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 57,752 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Rain Enhancement Technologies Holdco, Inc. and its wholly-owned subsidiary Rain Enhancement Technologies, Inc. These statements are based on the beliefs and assumptions, whether or not identified in this Report, of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “project,” “scheduled,” “seek,” “should,” “will” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	general economic uncertainty;

●	the volatility of currency exchange rates;

●	RET’s ability to manage growth;

●	the Company’s ability to maintain the listing of Class A common stock on Nasdaq or any other national exchange;

●	risks related to the rollout of RET’s business and expansion strategy;

●	the Company’s ability to compete effectively, successfully commercialize its technology and achieve market acceptance, including the effects of existing and future competition on its business, financial condition and results of operations;

●	the impact of and changes in governmental regulations or the enforcement thereof, tax laws and rates, accounting guidance and similar matters in regions in which the Company operates or will operate in the future;

●	international, national or local economic, social or political conditions that could adversely affect the companies and their business;

●	the effectiveness of the Company’s internal controls and its corporate policies and procedures and the restatement of the Company’s prior financial statements;

●	changes in personnel and ability to recruit and retain qualified personnel;

●	the volatility of the market price and liquidity of the Class A common stock and Warrants;

●	potential write-downs, write-offs, restructuring and impairment or other charges required to be taken by the Company subsequent to the Business Combination;

●	factors relating to the business, operations and financial performance of the Company and its subsidiaries;

●	changes in the Company’s business strategy, plans for growth or restructuring may increase its costs or otherwise affect its profitability;

●	the Company’s revenues and results of operations may fluctuate significantly;

●	protecting and defending against intellectual property claims may have a material adverse effect on the Company’s business;

●	changes in evolving technologies may negatively affect the Company’s business, financial condition or results of operations;

●	the Company may be subject to risks associated with possible acquisitions, dispositions, business combinations, or joint ventures; and

●	business interruptions from circumstances or events out of the Company’s control could adversely affect the Company’s operations.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets:
Cash	$32,608	$213,688
Prepaid expenses	398,782	103,796
Total current assets	431,390	317,484
Deferred financing costs	408,914	-
Security deposit	5,433	-
Equipment, net	386,431	407,133
Construction in-process equipment	997,289	987,805
Intangible assets, net	74,914	80,752
Operating lease right-of-use assets	108,979	-
Total Assets	$2,413,350	$1,793,174

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$2,058,105	$1,301,465
Accounts payable - related parties	115,113	231,287
Accrued expenses	30,000	29,878
Accrued expenses - related parties	1,669,774	1,879,845
Line of credit - related party	8,469,397	9,102,493
Note payable from related parties	400,000	400,000
Accrued interest - related parties	772,212	322,656
Operating lease liability, current	37,377	-
Tax liability	912	912
Shortfall payment liability	20,636	20,636
Total current liabilities	13,573,526	13,289,172
Operating lease liability, non-current	71,908	-
Derivative warrant liabilities	925,000	1,250,000
Total liabilities	14,570,434	14,539,172

Commitments and Contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A common stock, $0.0001 par value; 30,000,000 shares authorized; 10,283,984 and 8,131,081 shares (including 301,160 and 602,320 unvested restricted stock awards) issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,028	813
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 57,752 shares issued and outstanding as of June 30, 2026 and December 31, 2025	6	6
Additional paid-in capital	8,294,723	2,599,139
Accumulated deficit	(20,452,841)	(15,345,956)
Total stockholders’ deficit	(12,157,084)	(12,745,998)
Total Liabilities and Stockholders’ Deficit	$2,413,350	$1,793,174

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Other revenue	$-	$-	$10,500	$-
Total revenue	-	-	10,500	-

Field operations costs	104,545	-	197,423	-
General and administrative expenses	2,906,895	1,068,887	4,696,275	2,411,369
Research and development expenses	31,873	-	72,632	-
Corporate tax expenses	-	912	-	912
Depreciation expense	10,351	-	20,702	-
Amortization expense	2,919	2,919	5,838	5,838
Loss from operations	(3,056,583)	(1,072,718)	(4,982,370)	(2,418,119)

Other income (expense):
Change in fair value of warrant liabilities	120,000	(72,500)	325,000	(162,500)
Gain from settlement with vendor	-	225,517	-	225,517
Interest expense	(310,097)	(33,090)	(449,556)	(80,173)
Interest income	23	20	41	60
Total other income (expense), net	(190,074)	119,947	(124,515)	(17,096)

Net loss	$(3,246,657)	$(952,771)	$(5,106,885)	$(2,435,215)

Weighted average Class A common stock outstanding, basic and diluted	8,053,935	7,528,761	8,012,108	7,528,761
Basic and diluted net loss per Class A common share	$(0.40)	$(0.13)	$(0.63)	$(0.32)

Weighted average Class B common stock outstanding, basic and diluted	57,752	57,752	57,752	57,752
Basic and diluted net loss per Class B common share	$(0.40)	$(0.13)	$(0.63)	$(0.32)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the three and six months ended June 30, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	8,131,081	$813	57,752	$6	$2,599,139	(15,345,956)	$(12,745,998)
Stock-based compensation expense	-	-	-	-	258,143	-	258,143
Net loss	-	-	-	-	-	(1,860,228)	(1,860,228)
Balance - March 31, 2026 (unaudited)	8,131,081	813	57,752	6	2,857,282	(17,206,184)	(14,348,083)
Issuance of equity awards	540,000	54	-	-	1,187,946	-	1,188,000
Conversion of loan to Class A common stock	1,612,903	161	-	-	3,999,839	-	4,000,000
Stock-based compensation expense	-	-	-	-	249,656	-	249,656
Net loss	-	-	-	-	-	(3,246,657)	(3,246,657)
Balance - June 30, 2026 (unaudited)	10,283,984	$1,028	57,752	$6	$8,294,723	$(20,452,841)	$(12,157,084)

	For the three and six months ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	7,528,761	$753	57,752	$6	$964,335	$(6,254,602)	$(5,289,508)
Net loss	-	-	-	-	-	(1,482,444)	(1,482,444)
Balance - March 31, 2025 (unaudited)	7,528,761	753	57,752	6	964,335	(7,737,046)	(6,771,952)
Net loss	-	-	-	-	-	(952,771)	(952,771)
Balance - June 30, 2025 (unaudited)	7,528,761	$753	57,752	$6	$964,335	$(8,689,817)	$(7,724,723)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2026	2025
		(as restated)
Cash Flows from Operating Activities:
Net loss	$(5,106,885)	$(2,435,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	5,838	5,838
Depreciation expense	20,702	-
General and administrative expenses advanced by related parties	616,904	1,062,787
Stock based compensation expense	1,695,799	-
Gain from settlement with vendor	-	(225,517)
Change in fair value of warrant liabilities	(325,000)	162,500
Changes in operating assets and liabilities:
Prepaid expenses	(294,986)	(552,961)
Security deposit	(5,433)	-
Operating lease right-of-use assets	9,354	-
Accounts payable	400,526	(112,260)
Accounts payable - related parties	(116,174)	-
Accrued expenses	(29,878)	610,689
Accrued expenses - related parties	(210,071)	13,609
Accrued interest - related parties	449,556	80,173
Operating lease liability	(9,048)	-
Net cash used in operating activities	(2,898,796)	(1,390,357)

Cash Flows from Investing Activities:
Capital expenditures for equipment	(9,484)	(612,709)
Net cash used in investing activities	(9,484)	(612,709)

Cash Flows from Financing Activities:
Proceeds from draw down under line of credit with related party	2,750,000	1,336,935
Payment of deferred financing costs	(22,800)	-
Proceeds received from subscription receivable	-	650,000
Net cash provided by financing activities	2,727,200	1,986,935

Net change in cash	(181,080)	(16,131)

Cash - beginning of the period	213,688	32,604
Cash - end of the period	$32,608	$16,473

Supplemental disclosure of noncash activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$118,333	$-
Conversion of loan to Class A common stock	$4,000,000	$-
Deferred financing costs included in accounts payable	$356,114	$-
Deferred financing costs included in accrued expenses	$30,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

As of June 30, 2026, the Company had approximately $33,000 in cash and had a working capital deficit of approximately $13.1 million. The Company expects to continue incurring expenses and losses as it expands its operations and commercializes its core services. The Company has historically funded its operations primarily through related-party financing arrangements, including borrowings under its line of credit with a maximum borrowing capacity of $10.0 million (see Note 7). As of June 30, 2026, approximately $1.5 million remained available under this facility. Although the Company expects to continue relying on these financing sources and projected cash flows from operations, its limited operating history and continuing operating losses raise substantial doubt about its ability to continue as a going concern.

Management’s plans to address this uncertainty include continued access to related-party financing, utilizing the Company’s at-the-market offering program, reducing expenditures, and seeking additional financing through debt, equity, or a combination of both, and pursuing commercial opportunities for installation and service agreements. However, there is no assurance that such funding will be available on acceptable terms, or at all.

Accordingly, management has concluded that the Company’s current liquidity is insufficient to meet its anticipated obligations, which raises substantial doubt about its ability to continue as a going concern for one year after the date the accompanying unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JUNE 30, 2026

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

The unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, these unaudited condensed consolidated financial statements do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper, and certificates of deposit. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Deferred Financing Costs

The Company capitalizes costs directly associated with equity financings until such financings are consummated, at which time such costs are recorded in additional paid-in capital against the gross proceeds of the equity financings. Costs associated with the prospectus supplement to the shelf registration statement on Form S-3 filed for the ATM program (as defined in Note 4) with the SEC on June 30, 2026 were capitalized and will be reclassified to additional paid-in capital on a pro rata basis when the Company completes offerings under the shelf registration. Any remaining unamortized costs will be expensed immediately should the Company terminate the ATM program prior to raising the full amount.

As of June 30, 2026, no sales has been made and the full aggregate amount of approximately $3.5 million remained available for sale under the ATM program. See Note 12, Subsequent Events.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Foreign Currency Translation and Transactions

The U.S. dollar is the Company’s functional currency. Transactions denominated in currency other than the Company’s functional currency are recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency at the rates prevailing at the balance sheet date. The remeasurement of these transactions is included in the Company’s consolidated statements of operations within the general and administrative expenses.

During the three and six months ended June 30, 2026 and 2025, the only foreign currency transaction the Company incurred was the amount paid to its senior technology advisor in Australian Dollars. The amount of these foreign currency payments was translated into U.S. dollars.

Equipment and Construction In-Process Equipment

The Company capitalizes its cost to build its rainfall ionization equipment (the “Equipment”), including materials and allocated labor costs directly attributable to the construction of the Equipment. Upon the installation of the Equipment, the Company transfers its capitalized cost from Construction in-process Equipment to Equipment. Equipment that has been completed but has not yet been installed or otherwise placed into service remains within Construction in-process Equipment and is not depreciated until transferred into Equipment and placed into service. Construction in-process Equipment includes costs for units under construction or in transit prior to installation.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

In July 2024, the Company completed its building process for its two initial units. As of June 30, 2026, the Company completed building a total of 10 additional units. All of these units were included in the Construction in-process Equipment until they are placed in service.

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

As of December 31, 2024, no Equipment was placed in service. In November 2025, two systems were placed into service and was moved from Construction in-process Equipment into Equipment. During the three and six months ended June 30, 2026, the Company recorded approximately $10,000 and $20,000 of depreciation expense related to those units in the accompanying unaudited condensed consolidated statements of operations, respectively. The remaining 10 units were not placed in service and remained included in the Construction in-process Equipment as of June 30, 2026 and December 31, 2025 in the accompanying unaudited condensed consolidated balance sheets.

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

Equipment, including construction in-process Equipment, as of June 30, 2026 and December 31, 2025 was comprised of the following:

	June 30, 2026	December 31, 2025
Equipment:
Rainfall ionization equipment and systems, in-process	$997,289	$987,805
Rainfall ionization equipment and systems, completed	414,034	414,034
Less: Rainfall ionization equipment and systems, accumulated depreciation	(27,603)	(6,901)
Net rainfall ionization equipment and systems, completed	386,431	407,133
Total	$1,383,720	$1,394,938

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

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. The Company assesses the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. No impairment was recorded for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, the Company did not have any intangible assets with indefinite useful lives.

	Weighted Average	Carrying Value
	Useful Life (Years)	June 30, 2026	December 31, 2025
Intangible assets:
Licensed technology for weather modification	10	$33,000	$33,000
Purchased intellectual property for rainfall ionization equipment	10	83,750	83,750
Less:
Accumulated amortization		(41,836)	(35,998)
Total intangible assets, net		$74,914	$80,752

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

JUNE 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2026 and December 31, 2025. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major tax authorities since inception.

Net Loss Per Common Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, including restricted stock awards (“RSAs”), warrants, and stock options, to the extent dilutive. Stock options and warrants with exercise prices greater than the average market price of the Company’s common stock for the period are excluded from the calculation of diluted net loss per share as their inclusion would be anti-dilutive. For the three and six months ended June 30, 2026 and 2025, due to a net loss, all potential shares of common stock were not included in the calculation of dilutive net loss per share as their effect would have been anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The net loss per common share presented in the consolidated statements of operations is based on the following for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026		2025
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(3,223,542)	$(23,115)	$(945,518)	$(7,253)

Denominator:
Basic and diluted weighted average share outstanding	8,053,935	57,752	7,528,761	57,752

Basic and diluted net loss per common share	$(0.40)	$(0.40)	$(0.13)	$(0.13)

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

	For the six months ended June 30,
	2026		2025
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(5,070,338)	$(36,547)	$(2,416,677)	$(18,538)

Denominator:
Basic and diluted weighted average share outstanding	8,012,108	57,752	7,528,761	57,752

Basic and diluted net loss per common share	$(0.63)	$(0.63)	$(0.32)	$(0.32)

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The Company recorded the $4.1 million of Prepayment amount paid at closing on December 31, 2024 within additional paid-in capital and approximately $21,000 in shortfall payment liability in the accompanying consolidated balance sheet.

As of June 30, 2026 and December 31, 2025, the value of the shortfall payment liability of approximately $21,000 remained unchanged.

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

JUNE 30, 2026

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

Note 4 —  At-the-Market Offering Program

On June 30, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”), pursuant to which the Company may offer and sell, from time to time, shares of its Class A common stock having an aggregate offering price of up to approximately $3.5 million through Needham. Any sales of shares under the Sales Agreement will be made pursuant to the Company’s effective shelf registration statement on Form S-3, including the related prospectus supplement.

Needham will be entitled to compensation of up to 3.0% of the gross sales price of any shares sold under the Sales Agreement. The Company has also agreed to reimburse certain expenses of Needham and to provide customary indemnification, representations, warranties and covenants under the terms of the Sales Agreement.

The Company intends to use the net proceeds from sales of common stock, if any, under the Sales Agreement primarily for working capital, capital expenditures and other general corporate purposes.

Sales of shares under the Sales Agreement, if any, may be made in transactions that are deemed to be “at-the-market offerings,” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (“ATM program”). The Company is not obligated to sell any shares under the Sales Agreement and may suspend or terminate the offering at any time in accordance with the terms of the Sales Agreement. During the three and six months ended June 30, 2026, no shares of the Company’s Class A common stock were issued or sold under the Sales Agreement. As of June 30, 2026, an aggregate of approximately $3.5 million remained available for sale under the ATM program. See Note 12, Subsequent Events.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Consulting Agreement for Rainfall Ionization Equipment

The Company entered into a consulting agreement to engage its senior technology advisor who provides strategic technology leadership and advisory services to the Company, Scott Morris in 2022, pursuant to which the Company agreed to pay him a one-time fee upon execution of the agreement and a consulting fee of AUD 250,000 per year (equivalent to approximately $170,000 as of the effective date). In February 2025, the agreement was amended to increase the annual consulting fee to $186,000, and in June 2025, the annual consulting fee was further increased to $252,000 in exchange for the consultant assuming an additional role and responsibilities. The agreement also provided for success fees payable upon the achievement of specified sales and development milestones. On March 19, 2026, the agreement was amended to add three additional milestones, each of which would entitle Mr. Morris to a $25,000 cash bonus.  In November 2025, the Company paid an aggregate of $50,000 in milestone payments to the Technical Advisor in connection with the achievement of certain development milestones.

In connection with the consulting agreement, the Company also obtained from Mr. Morris an irrevocable, perpetual, non-exclusive license under certain engineering designs in connection with rainfall ionization equipment and systems. The Company fully paid the license amount of $83,750 in June 2023.

Intangible Assets

Intangible assets as of June 30, 2026 and December 31, 2025 are composed of licenses under certain patents and designs for weather modification and rainfall ionization equipment to Dr. Anderson and Mr. Morris as discussed above.

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

The Company incurred approximately $3,000 and $6,000, respectively, in amortization expense for each of the three and six months ended June 30, 2026 and 2025, which was included in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2026 and 2025, there were no impairment charges associated with the Company’s intangible assets.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 6 — Commitments and Contingencies

Leases

Short-term Land Lease

On September 10, 2025, the Company entered into a lease agreement to lease a parcel of land in Colorado (“Colorado Lease”), which served as its installation site for the Company’s first Equipment unit. The lease commencement date is the date selected by the Company within 30 days following the applicable government hearing granting permission for use. The Company obtained its permit on October 29, 2025, and selected November 1, 2025 as the lease commencement date. The lease has an initial term of one year and includes four options to extend the term, each for an additional one-year period. The monthly payment under the Colorado Lease will automatically increase for each extension term at the rate of 5%. During the three and six months ended June 30, 2026 and 2025, the Company recognized $7,500 and $15,000 of rent expense in connection with such lease within the general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations, respectively. The Colorado Lease was not in effect during the three and six months ended June 30, 2025, and accordingly, no rent expense related to the lease was recognized during those periods.

On September 21, 2025, the Company entered into another land lease agreement for a parcel of land in Utah (“Utah Lease”) dependent on obtaining a government permit from the State of Utah which was granted on October 6, 2025. The lease commencement date is the date selected by the Company within 30 days following the applicable government hearing granting permission for use. The lease has an initial term of one year and includes four options to extend the term, each for an additional one-year period. The Utah Lease has a monthly base rate of $200, which will automatically increase for each extension term at the rate of 5%.

Warehouse Lease

Effective April 1, 2026, the Company entered into an operating lease for warehouse space in Brighton, Colorado. The lease has an initial term of three years and expires on March 31, 2029. The lease includes one option to extend the lease term for an additional three years at then-current market rates. The Company determined that the renewal option is not reasonably certain to be exercised and, accordingly, it is not included in the lease term. The Company paid a refundable security deposit of $5,433, which is included in other assets in the accompanying unaudited condensed balance sheet.

Upon commencement of the lease, the Company recognized an operating lease right-of-use asset and corresponding operating lease liability of $118,333. As of June 30, 2026, the operating lease right-of-use asset had a carrying value of $108,979. The operating lease liability as of June 30, 2026 consisted of the following:

Operating lease liability, current	$37,377
Operating lease liability, non-current	71,908
Total operating lease liability	$109,285

Future minimum lease payments under the operating lease as of June 30, 2026 were as follows:

Year Ending December 31,	Amount
Remaining 2026	$20,250
2027	41,411
2028	42,654
2029	10,742
Total lease payments	$115,057
Less: imputed interest	(5,772)
Present value of operating lease liability	$109,285

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Other Revenue

In January 2026, the Company entered into a service agreement with the Utah Division of Water Resources to support the installation of a generator to facilitate radiometer data ingestion associated with the Company’s rainfall monitoring infrastructure. The agreement provided for payment of $10,500 to the Company in connection with the installation.

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

Note Payable

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

Line of Credit

On December 30, 2024, the Company entered into a loan agreement (the “Loan Agreement”) with RHY Management LLC (“RHY”), an affiliate of Harry You, Holdco’s Chairman and a greater than 10% shareholder, pursuant to which RHY agreed to issue a line of credit (the “LOC”) to the Company for up to $7 million, which was later amended effective as of March 31, 2026 to increase to the available funding to $10 million, in addition to the Rollover amount described below (such amounts borrowed under the LOC, together with the Rollover, the “Loan”). The Loan bears interest at the greater of 5% per annum or the applicable IRS short-term rate in the month of each drawdown (“Interest Rate”), payable quarterly in arrears. If a quarterly payment is missed, the loan balance increases by an amount equal to the principal multiplied by the Default Rate (as defined below). If an event of default has occurred and is continuing, then upon written notice by RHY to the Company, the outstanding principal balance and any unpaid accrued interest will accrue interest at 2% above the Interest Rate (the “Default Rate”).

Prior to closing of the Business Combination, the outstanding amount that Coliseum and RET owed to Mr. You and his affiliates was approximately $3.1 million. All of these outstanding amounts (the “Rollover”) were assigned to and assumed by the Company and are treated for all purposes as Loans outstanding under the Loan Agreement. The Rollover amount does not reduce the $10 million funding available to the Company under the LOC.

Partial Conversion of Loan

On June 5, 2026, the Company entered into an agreement to partially convert the Loan owed to RHY and its affiliates (the “Conversion Agreement”), pursuant to which an aggregate of $4,000,000 of Loan was converted into 1,612,903 shares of Class A common stock at a price per share equal to the volume-weighted average price of the Class A common stock for the ten trading days preceding the date of the Conversion Agreement, which was $2.48 per share.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

In connection with the Conversion Agreement, on June 5, 2026, RHY entered into a joinder to the lock-up agreement dated December 31, 2024 (the “Lock-Up Joinder”), which provides that the shares of Class A common stock issued to RHY pursuant to the Conversion Agreement are subject to transfer restrictions until the earlier of (x) December 31, 2026 and (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their shares of common stock for cash, securities or other property.

As of June 30, 2026 and December 31, 2025, the Company had outstanding balance of approximately $8.5 million and $9.1 million (including the $3.1 million Rollover) under the Loan Agreement, respectively.

As of June 30, 2026 and December 31, 2025, the Company had an outstanding accrued interest balance in connection with both the Note and the LOC of approximately $772,000 and $323,000, respectively.

Employment Agreement

Effective January 2, 2025, RET entered into a binding offer letter (the “Offer Letter”), which was later amended on June 27, 2025, with its new CEO, Mr. Seidl. Pursuant to the amended Offer Letter, the Company agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, subject to Board approval, which will be subject to the achievement of Company and/or individual performance goals mutually agreed by the CEO and the Board or the Compensation Committee, and (iii) a cash bonus of $5.82 million (the “Retention Bonus”) payable on the earlier of (x) December 31, 2028, (y) the date on which the Company terminates the CEO’s employment without cause, or (z) the date on which a change of control is consummated. The Company accrues the Retention Bonus over the period of service. As of June 30, 2026 and December 31, 2025, the Company accrued approximately $1.7 million and $831,000 of Retention Bonus, respectively. In addition, the Company also accrued $1 million of annual incentive bonus for 2025 in accrued expenses to related party in the accompanying consolidated balance sheet as of December 31, 2025. The Company paid the $1 million annual incentive bonus for 2025 to Mr. Seidl in March 2026, pursuant to the Board’s determination and approval.

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

Pursuant to the Termination Letter, in lieu of all other compensation and payments of any kind due and payable to Mr. Riley, the Company agreed to pay Mr. Riley an aggregate of $124,500, payable in 18 monthly installments beginning in February 2025 in consideration for his past services. As of June 30, 2026 and December 31, 2025, the Company had an aggregate of approximately $7,000 and $48,000 remaining outstanding in connection with such agreement that was included in accrued expenses in the accompanying consolidated balance sheets, respectively.

The Termination Letter also provides that, subject to approval by the Compensation Committee of the Board, Mr. Riley will be granted 10,000 shares of the Company’s Class A common stock that vest one year from the date of grant. Mr. Riley continues to serve as a member of the Board and is eligible to receive equity awards under the Company’s non-employee director compensation program as discussed below. On June 5, 2026, together with grants of Class A common stock to certain other directors, the Company granted Mr. Riley an equity award of 50,000 shares of Class A common stock that superseded the commitment to grant 10,000 shares of Class A common stock.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Board of Directors Agreement

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies as Class II and Class I directors, respectively. On December 22, 2025, the Board further increased its size from seven to eight directors and appointed Mr. David Sylvester as a Class II director.

In connection with their appointments to the Board, Mr. Reardon, Mr. Peperzak and Mr. Sylvester each entered into Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of the Company’s non-employee directors (the “Director Agreements”). Additionally, effective as of April 4, 2025, the Company entered into Director Agreements with Lyman Dickerson, Alexandra Warsh (professionally known as Alexandra Steele), and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, the Company agreed to pay to each Board member (i) subject to approval by the Board and compensation committee of the Board (the “Compensation Committee”), a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board. The Company recognized expenses of $75,000 and $150,000 related to these agreements during the three and six months ended June 30, 2026, respectively, and $100,000 during both the three and six months ended June 30, 2025, which were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. See Note 10 for additional information regarding equity awards granted to members of the Board.

Note 8 — Warrants

As of June 30, 2026 and December 31, 2025, the Company has 5,000,000 warrants to purchase Class A common stock (“Warrants”) outstanding, which was the rollover of the 5,000,000 Coliseum public warrants upon closing of the Business Combination. The Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants became exercisable on January 31, 2025 and will expire on December 31, 2029 at 5:00 p.m., New York City time, or earlier upon liquidation. Each Warrant entitles the holder thereof to purchase one share of Class A common stock at an initial exercise price of $11.50 per share and exercisable on a cashless basis under certain circumstances specified in the warrant agreement.

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

Note 9 — Fair Value Measurements

Financial liabilities measured at fair value during the periods on a recurring basis consisted of the following as of June 30, 2026 and December 31, 2025:

June 30, 2026

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liabilities – Public Warrants	$-	$925,000	$-	$925,000
Shortfall payment liability	-	-	20,636	20,636
Total financial liabilities	$-	$925,000	$20,636	$945,636

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

December 31, 2025

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liabilities – Public Warrants	$-	$1,250,000	$-	$1,250,000
Shortfall payment liability	-	-	20,636	20,636
Total financial liabilities	$-	$1,250,000	$20,636	$1,270,636

The Warrants are listed on the Nasdaq under the ticker “RAINW”. As of June 30, 2026 and December 31, 2025, the fair value measurements for the Warrants were classified as Level 2 due to low trading volume.

During the three and six months ended June 30, 2026 and 2025, there were no transfers between levels of the fair value hierarchy.

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

The Company initially reserved 747,168 shares of Class A common stock for the issuance of awards under the 2024 Incentive Plan. The number of shares reserved for issuance under the 2024 Incentive Plan will increase automatically on January 1 of each of 2025 through 2034 by the number of shares equal to 5.0% of the total number of outstanding shares (rounded down to the nearest whole share) of Class A common stock as of December 31 of the immediately preceding year, and increased to 1,530,160 as of January 1, 2026. Notwithstanding anything to the contrary in the 2024 Incentive Plan, no more than the number of shares of Class A common stock initially reserved under the 2024 Incentive Plan may be issued pursuant to the exercise of incentive stock options (“ISOs”) under the 2024 Incentive Plan.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026 and December 31, 2025, there were 1,530,160 and 1,123,606 shares of Class A common stock, respectively, authorized for issuance under the 2024 Incentive Plan. As of such dates, an aggregate of 1,142,320 and 602,320 shares, respectively, had been granted under the 2024 Incentive Plan, leaving 387,840 and 521,286 shares, respectively, available for future grants.

Preferred Stock

As of June 30, 2026 and December 31, 2025, there were no preferred shares outstanding.

Class A Common Stock

As of June 30, 2026 and December 31, 2025, the Company had an aggregate of 10,283,984 and 8,131,081 shares (including 301,160 and 602,320 unvested restricted stock awards, respectively) of Class A common stock issued and outstanding, respectively.

Class B Common Stock

As of June 30, 2026 and December 31, 2025, the Company had an aggregate of 57,752 shares of Class B common stock issued and outstanding as a result of the conversion of shares in connection with the closing of the Business Combination as discussed in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2025.

Stock Options

On August 23, 2024, the Company granted 1,433,892 and 716,946 options, as retroactively restated to reflect the Business Combination, to purchase RET’s Class A common stock to Harry You and Niccolo de Masi, respectively. The options expire ten years from the date of grant, had an exercise price of $2.06 and were fully vested upon the grant date. The Company fully recognized the fair value of the stock option as stock-based compensation expenses upon issuance in August 2024. As of June 30, 2026 and December 31, 2025, the Company had an aggregate of 2,150,838 options issued and outstanding.

Restricted Stock Awards (RSAs)

RSAs are awards of common stock that are legally issued and outstanding. RSAs are subject to time-based restrictions on transfer and unvested portions are generally subject to a risk of forfeiture if the award recipient ceases providing services to the Company prior to the lapse of the restrictions or does not meet certain performance conditions.

New Issuance

On June 5, 2026, the Company issued an aggregate of 540,000 shares of Class A common stock pursuant to the Rain Enhancement Technologies Holdco, Inc. 2024 Equity Incentive Plan, as follows: (i) 80,000 shares were issued to each of Lyman Dickerson, Alexandra Steele, Robert Reardon, and Marcus Peperzak, 50,000 shares were issued to Christopher Riley, and 40,000 shares were issued to David Sylvester, each directors of the Company, as payment of director compensation pursuant to their director agreements (see Note 7), (ii) 50,000 shares of to its Interim Chief Financial Officer, (iii) 50,000 shares were issued to Mr. Morris, and (iv) 30,000 shares were granted to Christopher Monroe, an independent contractor. All of these shares were fully vested upon issuance.

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The following summarizes the Company’s restricted stock award activity and the RSAs outstanding:

		Weighted Average	Weighted Average Remaining Contractual
	Shares	Grant Date Fair Value	Life (in years)
Unvested at December 31, 2025	602,320	$-
Granted	540,000	-
Forfeited	-	-
Vested	(841,160)	-
Unvested at June 30, 2026	301,160	-	0.51

The aggregate fair value was calculated based on the closing market price of the Company’s common stock on the date of grant and is recognized ratable over the vesting period. The Company recognized approximately $1.4 million and approximately $1.7 million of stock compensation expense within the general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026, respectively. There was no issued or outstanding RSAs during the three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, total unrecognized compensation cost related to RSAs was approximately $508,000 and $1.0 million, which is expected to be recognized over a remaining weighted-average vesting period of 0.51 years and 1.5 years, respectively.

Note 11 — Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Other revenue	$-	$-	$10,500	$-
Field operations costs	104,545	-	197,423	-
General and administrative and state tax expenses	1,469,239	1,069,799	3,000,476	2,412,281
Research and development expenses	31,873	-	72,632	-
Other significant non-cash items:
Stock based compensation expense	1,437,656	-	1,695,799	-
Depreciation expense	10,351	-	20,702	-
Amortization expense	2,919	2,919	5,838	5,838
Loss from operations	(3,056,583)	(1,072,718)	(4,982,370)	(2,418,119)
Total other income (expenses)	(190,074)	119,947	(124,515)	(17,096)
Net loss	$(3,246,657)	$(952,771)	$(5,106,885)	$(2,435,215)

RAIN ENHANCEMENT TECHNOLOGIES HOLDCO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

	June 30, 2026	December 31, 2025
Cash	$32,608	$213,688
Accounts payable and accrued expenses	$2,203,218	$1,562,630

As the Company has not earned any revenue for its main core of services, the key measures of segment profit or loss reviewed by the Company’s CODM are field operations costs, general and administrative expenses, research and development expenses to monitor, manage and forecast cash to ensure enough capital is available for working capital needs. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 14, 2026, the date at which the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as noted below.

Subsequent to June 30, 2026, the Company borrowed additional amounts under the LOC in the aggregate amount of approximately $426,000, increasing the outstanding balance under the LOC to approximately $8.9 million. On August 10, 2026, the Company repaid approximately $555,000 of accrued interest under the LOC to the lender.

Subsequent to June 30, 2026, the Company sold an aggregate of 1,362,315 shares of its Class A common stock under the ATM program for gross proceeds of approximately $2.3 million and incurred approximately $309,000 in allocated offering costs.

On August 5, 2026, the Company entered into an exclusive representation and equipment lease agreement with Ulusal Atmosferik Sistemler Ve Iklim Teknolojileri Sanayi Ve Ticaret Anonim Sirketi (“UASIT”), a Turkey-based company focused on water resource management, climate adaptation and mitigation, sustainable agriculture and forestry management. Under the agreement, UASIT became RET's exclusive representative for the deployment of the Company’s WETA platform in the Republic of Turkey. The agreement also provides for the lease of two WETA units for an initial term of 60 months subject to certain performance metrics, and includes renewal and purchase option provisions, subject to the terms and conditions of the agreement. The agreement is contingent upon the Company receiving an order for the leased units on or before December 31, 2026. The Company has not received the order as of the filing date.

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

Overview

We were founded to provide the world with reliable access to water, one of life’s most important resources. To achieve this mission, we aim to develop, manufacture and commercialize atmospheric enhancement by ionization (AEI) technology.

We are combining unique expertise and personnel to develop, improve and commercialize AEI technology that enhances rainfall and snowfall when conditions are appropriate in the atmosphere. We are building our proprietary Weather Enhancement Technology Array (“WETA”) platform with software, meteorology, hardware, product design and operations to make rain and snowfall enhancement more dependable. We aim to improve the existing rain and snowfall enhancement technologies by introducing robust measurement tools, including automation technology, rain gauges, and weather stations, to more precisely quantify the positive water benefit generated by our systems.

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

Since the beginning of 2025 we have continued advancing the commercialization of our technology, including manufacturing and deploying additional rain and snowfall enhancement systems and conducting field deployments with potential governmental and commercial clients. We have also expanded our network of industry experts and consultants supporting system development, project execution and commercial outreach, and continued research and development activities aimed at improving system performance and exploring potential adjacent atmospheric water applications.

We have a limited operating history, and our ability to generate revenue sufficient to achieve profitability will depend on our ability to successfully build and commercialize AEI technology and successfully execute our sales strategy.

Business Combination

On December 31, 2024 (the “Closing Date”), our company, RET, Coliseum Acquisition Corp., and the merger subsidiaries consummated the business combination pursuant to the Business Combination Agreement (the “Business Combination”). Following the closing, we became the publicly traded parent company and holds all of the equity interests of RET.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Coliseum was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of RET issuing stock for the net assets of Coliseum, accompanied by a recapitalization. The net assets of Coliseum were stated at historical cost, with no goodwill or other intangible assets recorded.

Our common stock and warrants commenced trading on the Nasdaq Stock Market LLC under the symbols “RAIN” and “RAINW”, respectively, on January 2, 2025.

PIPE Subscriptions

In connection with the Closing, we entered into subscription agreements (collectively, the “PIPE Subscription Agreements”) with certain investors and related parties (the “PIPE Investors”) to sell an aggregate of 118,557 shares of Class A common stock at a purchase price of approximately $11.39 per share, for gross proceeds of $1.35 million. At the Closing, we received $700,000 of the PIPE investment and issued an aggregate of 61,474 shares of Class A common stock to the PIPE Investors and recorded a subscription receivable of $650,000 for the remaining PIPE investment on the consolidated balance sheet as of December 31, 2024.

On January 29, 2025, we received $500,000 pursuant to the PIPE Subscription Agreements and issued 43,910 shares of Class A common stock. On February 6, 2025, we received the remaining $150,000 and issued 13,173 shares of Class A common stock. As of February 6, 2025, the subscription receivable had been fully paid.

Forward Purchase Agreement with Meteora

On December 30, 2024, we entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Meteora Capital Partners, LP and affiliated funds (“Meteora”) for an OTC equity prepaid forward transaction. An aggregate of 361,858 shares of Class A common stock (the “Forward Purchase Shares”) are subject to the Forward Purchase Agreement, for which Meteora was paid approximately $4.1 million at Closing (the “Prepayment”) and we retained approximately $21,000 (the “Prepayment Shortfall”). The Forward Purchase Agreement matures on the date of the effectiveness of a certain registration statement filed by us with the Securities and Exchange Commission following the Closing Date (the “Maturity Date”). Meteora may sell the Forward Purchase shares at any time following the Closing Date until the Maturity Date at a price not less than $10.00 per share. If Meteora sells any of the Forward Purchase Shares, Meteora will pay to us $10.00 for each share sold, less the Prepayment Shortfall. On Maturity Date, any Forward Purchase Shares that have not been sold by Meteora will be returned to us for no consideration, provided that if the proceeds of the shares sold by Meteora prior to the Maturity Date is less than the Prepayment Shortfall, then we will pay cash to Meteora in an amount equal to such difference. The forward purchase agreement remains subject to its contractual terms, including settlement provisions tied to the effectiveness of a registration statement.

Loan Agreement with an Affiliate of Harry You

On December 30, 2024, we entered into the Loan Agreement with RHY Management LLC (“RHY), an affiliate of Harry You, pursuant to which RHY committed to provide us with up to $7 million in new loans, which was later amended on March 31, 2026 to increase the loan commitment to up to $10 million. In addition, approximately $3.1 million of existing loans and advances owed to Mr. You and his affiliates were rolled into the Loan Agreement.

On March 11, 2026, our Compensation Committee and the Board approved repayment of the amounts due under the Loan Agreement of up to 30% of any amount received by us from any potential future capital raise net of any underwriting, legal, and accounting fees and related costs.

On June 5, 2026, we entered into an agreement to convert a portion of the Loan owed to RHY and its affiliates (the “Conversion Agreement”), pursuant to which an aggregate of $4,000,000 of Loan was converted into 1,612,903 shares of Class A Common Stock at a price per share equal to the volume-weighted average price of the Class A Common Stock for the ten trading days preceding the date of the Conversion Agreement, which was $2.48 per share.

As of June 30, 2026 and December 31, 2025, we had outstanding balance of approximately $8.5 million and $9.1 million (including the $3.1 million Rollover) under the Loan Agreement, respectively.

Subsequent to June 30, 2026, we borrowed additional amounts under the LOC in the aggregate amount of approximately $426,000, increasing the outstanding balance under the LOC to approximately $8.9 million. On August 10, 2026, the Company repaid approximately $555,000 of accrued interest under the LOC to the lender.

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

As of June 30, 2026, we had 10 additional units completed and available for service placement. These systems are expected to support ongoing research activities, demonstration projects and potential future deployments as we continue to evaluate commercial applications of our technology. Management believes that maintaining an inventory of completed systems may allow us to respond more efficiently to pilot opportunities, research collaborations and potential commercial deployments as they arise.

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

Government Projects and Commercial Developments

In January 2026, we entered into a service agreement with the Utah Division of Water Resources to support the installation of a generator to facilitate radiometer data ingestion associated with our rainfall monitoring infrastructure. The agreement provided for payment of $10,500 to us in connection with the installation. We completed the installation, received payment for the services in February 2026, and recognized revenue of $10,500 upon completion of the installation, which represents the satisfaction of our performance obligation in accordance with ASC 606. This activity is not part of our primary operations related to our AEI technology and is considered incidental in nature. We have not generated revenue from our core business activities to date.

In July 2026, the Colorado Water Conservation Board, the Colorado River District, and the Upper Yampa Water Conservancy District publicly supported our pending application for a weather enhancement pilot project in Colorado. If approved, the project would represent our first commercial deployment of our AEI technology and is expected to be funded through a grant administered by the Colorado Water Conservation Board.

On August 5, 2026, we entered into an exclusive representation and equipment lease agreement with Ulusal Atmosferik Sistemler Ve Iklim Teknolojileri Sanayi Ve Ticaret Anonim Sirketi (“UASIT”), a Turkey-based company focused on water resource management, climate adaptation and mitigation, sustainable agriculture and forestry management. Under the agreement, UASIT became RET's exclusive representative for the deployment of our WETA platform in the Republic of Turkey. The agreement also provides for the lease of two WETA units for an initial term of 60 months subject to certain performance metrics, and includes renewal and purchase option provisions, subject to the terms and conditions of the agreement. The agreement is contingent upon the Company receiving an order for the leased units on or before December 31, 2026.

The initial focus of the partnership will be the Eğirdir Lake Basin in Isparta Province, where RET and UASIT intend to evaluate the WETA platform's potential to support natural precipitation and improve water security for drinking water supply, agricultural irrigation, and lake and reservoir management. RET and UASIT also intend to evaluate potential pilot opportunities in other water-stressed regions of Turkey, including the İzmir region, Central Anatolia, the Mediterranean region, and Southeastern Anatolia, subject to appropriate conditions and institutional approvals.

We believe this agreement represents an additional step in the commercialization of our WETA technology; however, there can be no assurance that the conditions to the agreement will be satisfied or that the anticipated commercial activities will occur.

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

At-the-Market Offering Program

On June 30, 2026, we entered into a Sales Agreement (the “Sales Agreement”) with Needham & Company, LLC (“Needham”), pursuant to which we may offer and sell, from time to time, shares of our Class A common stock having an aggregate offering price of up to approximately $3.5 million through Needham. Any sales of shares under the Sales Agreement will be made pursuant to our effective shelf registration statement on Form S-3, including the related prospectus supplement.

Needham will be entitled to compensation of up to 3.0% of the gross sales price of any shares sold under the Sales Agreement. We have also agreed to reimburse certain expenses of Needham and to provide customary indemnification, representations, warranties and covenants under the terms of the Sales Agreement.

We intend to use the net proceeds from sales of common stock, if any, under the Sales Agreement primarily for working capital, capital expenditures and other general corporate purposes.

Sales of shares under the Sales Agreement, if any, may be made in transactions that are deemed to be “at-the-market offerings,” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (“ATM program”). We are not obligated to sell any shares under the Sales Agreement and may suspend or terminate the offering at any time in accordance with the terms of the Sales Agreement. During the three and six months ended June 30, 2026, no shares of our Class A common stock were issued or sold under the Sales Agreement. As of June 30, 2026, an aggregate of approximately $3.5 million remained available for sale under the ATM program.

Subsequent to June 30, 2026, we sold an aggregate of 1,362,315 shares of our Class A common stock under the ATM program for gross proceeds of approximately $2.3 million and incurred approximately $309,000 in allocated offering costs.

New RSAs Issuance

On June 5, 2026, we issued an aggregate of 540,000 shares of Class A common stock pursuant to our 2024 Equity Incentive Plan as follows: (i) 80,000 shares were issued to each of Lyman Dickerson, Alexandra Warsh (professionally known as Alexandra Steele), Robert Reardon, and Marcus Peperzak, 50,000 shares were issued to Christopher Riley, and 40,000 shares were issued to David Sylvester, each directors of our company, as payment of director compensation pursuant to their director agreements (see Note 7), (ii) 50,000 shares of to its Interim Chief Financial Officer, (iii) 50,000 shares were issued to Mr. Morris, and (iv) 30,000 shares were granted to Christopher Monroe, an independent contractor. All of these shares were fully vested upon issuance.

Plan of Operations

12-Month Plan

RET currently has two rain and snowfall enhancement systems installed and placed in service in the United States in November 2025, which are currently being used to support field observations, data collection and ongoing research activities related to our rainfall generation technology.

Initial observations from these installations have enabled us to evaluate system performance using available meteorological and radar data. Data collection and analysis remain ongoing as we continue to evaluate system performance and potential atmospheric effects associated with our technology.

As of June 30, 2026, we had 10 additional units completed and available for service placement. These units are intended to support pilot programs, field deployments and operational readiness. The timing and location of future installations will depend on factors such as site availability, permitting requirements, customer engagement and the results of ongoing testing and evaluation. We expect that some of these systems may be deployed during 2026 as part of pilot programs, demonstration projects or other research initiatives.

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

As of June 30, 2026, we had approximately $33,000 in cash and had a working capital deficit of approximately $13.1 million. We expect to continue incurring expenses as we scale our operations and begin to generate revenue. We have historically funded our operations primarily through related-party financing arrangements, including borrowings under our loan agreement with Mr. You. As of June 30, 2026, we had approximately $1.5 million in remaining amount available under this facility. While we expect to continue relying on related party financing sources, additional capital raises and projected cash flows from operations, our limited operating history and continuing operating losses raise substantial doubt about our ability to continue as a going concern.

Management’s plans to address this uncertainty include continued support from related parties, utilizing the Company’s at-the-market offering program, seeking additional financing through debt, equity, or a combination of both, and pursuing commercial opportunities for installation and service agreements. However, there is no assurance that such funding will be available on acceptable terms, or at all.

Accordingly, our management has determined that we do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

In November 2025, we incurred installation and field deployment costs associated with the initial deployment and pilot operation of our rain and snowfall enhancement systems in the United States. These activities were undertaken as part of system validation and research programs and were not associated with revenue-generating customer contracts.

For the three months ended June 30, 2026, we had a net loss of approximately $3.2 million, which consisted of field operations costs of approximately $105,000, general and administrative expenses of approximately $2.9 million (primarily related to personnel costs, stock based compensation expense, professional services, marketing, and other corporate operating expenses), research and development expenses of approximately $32,000, amortization expense of approximately $3,000, depreciation expense of approximately $10,000, and interest expenses of approximately $310,000, minimal interest income from an operating account, partially offset by a gain due to the change in fair value of warrant liabilities of $120,000.

For the six months ended June 30, 2026, we had a net loss of approximately $5.1 million, which consisted of field operations costs of approximately $197,000, general and administrative expenses of approximately $4.7 million (primarily related to personnel costs, stock based compensation expense, professional services, marketing, and other corporate operating expenses), research and development expenses of approximately $73,000, amortization expense of approximately $6,000, depreciation expense of approximately $20,000, and interest expenses of approximately $450,000, minimal interest income from an operating account, partially offset by other revenue of $10,500, and a gain due to the change in fair value of warrant liabilities of $325,000.

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

Cash Flows

For the six months ended June 30, 2026, net cash used in operating activities was approximately $2.9 million, net cash used in investing activities was approximately $9,500, and net cash provided by financing activities was approximately $2.7 million. Net cash used in operating activities included our net loss of approximately $5.1 million, a gain due to change in the fair value of a warrant liabilities of $325,000, partially offset by amortization expense of approximately $6,000, depreciation expense of approximately $20,000, approximately $617,000 paid by related parties on behalf of RET, and stock-based compensation expenses of approximately $1.7 million, and changes in operating assets and liabilities of approximately $194,000. Cash used in investing activities consisted solely of payment for building Equipment of approximately $9,500. Cash provided by financing activities resulted from proceeds from drawdowns under the LOC (as defined below) of approximately $2.8 million, partially offset by payment of deferred financing costs of approximately $23,000.

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

Consulting Agreement for Rainfall Ionization Equipment

We entered into a consulting agreement to engage our senior technology advisor who provides strategic technology leadership and advisory services to us, Scott Morris, in 2022, pursuant to which we agreed to pay him a one-time fee upon execution of the agreement and a consulting fee of AUD 250,000 per year (equivalent to approximately $170,000 as of the effective date). In February 2025, the agreement was amended to increase the annual consulting fee to $186,000, and in July and effective as of June 1, 2025, the annual consulting fee was further increased to $252,000 in exchange for the consultant assuming an additional role and responsibilities. The agreement also provided for success fees payable upon the achievement of specified sales and development milestones. On March 19, 2026, the agreement was amended to add three additional milestones, each of which would entitle him to a $25,000 cash bonus. In November 2025, we paid an aggregate of $50,000 in milestone payments to Mr. Morris in connection with the achievement of certain development milestones.

In connection with the consulting agreement, we also agreed to obtain from Mr. Morris an irrevocable, perpetual, non-exclusive license under certain engineering designs in connection with rainfall ionization equipment and systems. We fully paid this amount of $83,750 in June 2023.

Employment Agreement

Effective January 2, 2025, we entered into a binding offer letter (as amended, the “Offer Letter”), which was later amended on June 27, 2025, with our new CEO, Mr. Seidl. Pursuant to the amended Offer Letter, we agreed to pay to the CEO (i) an annual salary of $500,000, (ii) an annual incentive bonus up to 200% of his base salary, subject to Board or Compensation Committee approval, which will be subject to the achievement of Company and/or individual performance goals mutually agreed by the CEO and the Board or the Compensation Committee, and (iii) a cash bonus of $5.82 million (the “Retention Bonus”) payable on the earlier of (x) December 31, 2028, (y) the date on which we terminate the CEO’s employment without cause, or (z) the date on which a change of control is consummated. We accrue the Retention Bonus over the period of service. As of June 30, 2026 and December 31, 2025, we accrued approximately $1.7 million and $831,000 of Retention Bonus, respectively. In addition, we also accrued $1 million of annual incentive bonus for 2025 in accrued expenses to related party in the accompanying consolidated balance sheet as of December 31, 2025. We paid the $1 million annual incentive bonus for 2025 to Mr. Seidl in March 2026, pursuant to the Board’s determination and approval.

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

Termination Letter

In January 2025, we entered into a termination letter agreement with our former CEO, Mr. Christopher Riley, pursuant to which, in lieu of all other compensation and payments, we agreed to pay Mr. Riley an aggregate of $124,500, payable in 18 monthly installments beginning in February 2025 in consideration for his past services. As of June 30, 2026 and December 31, 2025, we had an aggregate of approximately $7,000 and $48,000 remaining outstanding in connection with such agreement that was included in accrued expenses in the accompanying consolidated balance sheets, respectively.

The Termination Letter also provides that, subject to approval by our Compensation Committee of the Board, Mr. Riley will be granted 10,000 shares of our Class A common stock that vest one year from the date of grant. Mr. Riley continues to serve as a member of the Board and is eligible to receive equity awards under our non-employee director compensation program as discussed below. On June 5, 2026, we granted Mr. Riley an equity award of 50,000 shares of Class A common stock.

Board of Directors Agreement

On April 1, 2025, the Board increased the size of the Board from five to seven directors and appointed Mr. Marcus Peperzak and Mr. Robert Reardon to the Board to fill the resulting vacancies. On December 22, 2025, the Board further increased its size from seven to eight directors and appointed Mr. David Sylvester as a Class II director.

In connection with their appointments to the Board, Mr. Reardon, Mr. Peperzak and Mr. Sylvester each entered into Director Agreements which are the form of agreement adopted by the Board in April 2025 to govern the terms of service and compensation of our non-employee directors (the “Director Agreements”). Additionally, effective as of April 4, 2025, we entered into Director Agreements with Lyman Dickerson, Alexandra Steele, and Christopher Riley, each non-employee members of the Board. Pursuant to the terms of the Director Agreements, we agreed to pay to each Board member (i) subject to approval by the Board and compensation committee of the Board (the “Compensation Committee”), a cash payment of $12,500 promptly following attendance at each quarterly Board meeting, for a total annual cash compensation of $50,000; and (ii) subject to approval by the Board and the Compensation Committee, a grant of restricted stock, with the number of shares and terms to be determined by the Board. We recognized expenses of $75,000 and $150,000 related to these agreements during the three and six months ended June 30, 2026, respectively, and $100,000 during both the three and six months ended June 30, 2025, which were included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. See Recent Developments for additional information regarding equity awards granted to members of the Board.

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

While our significant accounting policies are described in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report, our management believes there were no critical accounting estimates identified during the three and six months ended June 30, 2026 and 2025.

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

Equipment and Construction In-Process Equipment

We capitalize our cost to build our rainfall ionization equipment (the “Equipment”), including materials and allocated labor costs directly attributable to the construction of the Equipment. Costs incurred prior to completion of the equipment are recorded as construction in progress. Upon the installation of the Equipment, we transferred our capitalized cost from Construction in-process Equipment to Equipment. Equipment that has been completed but has not yet been installed or otherwise placed into service remains within Construction in-process Equipment and is not depreciated until transferred into Equipment and placed into service.

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

As of December 31, 2024, no Equipment was placed in service. In November 2025, two systems were placed into service and was moved from Construction in-process Equipment into Equipment. During the three and six months ended June 30, 2026, we recorded approximately $10,000 and $20,000 of depreciation expense related to those two units in the accompanying unaudited condensed consolidated statements of operations, respectively. The remaining 10 units were not placed in service and remained included in the Construction in-process Equipment as of June 30, 2026 and December 31, 2025 in the accompanying unaudited condensed consolidated balance sheets.

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

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. These conditions may include a change in the extent or manner in which the asset is being used or a change in future operations. We assess the recoverability of the carrying amount by preparing estimates of future revenue, margins, and cash flows. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, an impairment loss is recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value of these assets may be determined by a variety of methodologies, including discounted cash flow models. As of June 30, 2026 and December 31, 2025, we did not have any intangible assets with indefinite useful lives.

We evaluate long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No impairment was recorded for the three and six months ended June 30, 2026 or 2025.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weakness in internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on April 15, 2026.

Notwithstanding the material weakness described above, management performed additional analyses and other procedures to ensure that the unaudited condensed consolidated financial statements included in this Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. GAAP.

We continue to implement its remediation plan to address the material weakness, including enhancing its internal controls over the accounting and review of recurring transactions, including insurance premium financing arrangements. Specifically, we are enhancing our accounting policies and implementing review controls as part of the period-end financial reporting process to ensure such transactions are appropriately identified, evaluated and recorded in accordance with U.S. GAAP. The remediation efforts are ongoing, and the material weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Management continued implementing and operating the enhanced controls described above during the quarter ended June 30, 2026.

Other than these remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these unaudited condensed consolidated financial statements. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that we do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of these unaudited condensed consolidated financial statements. Management’s plans to address this uncertainty include reducing expenditures, utilizing the Company’s at-the-market offering program, and seeking additional financing through debt, equity, or a combination of both. However, there is no assurance that such funding will be available on acceptable terms, or at all. The unaudited condensed consolidated financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Report on Form 10-Q.

Exhibit No.	Description
1.1	Sales Agreement, dated June 30, 2026, by and between Rain Enhancement Technologies Holdco, Inc. and Needham & Company, LLC (incorporated by reference to Exhibit 1.2 to the Form S-3 filed with the Securities and Exchange Commission by Rain Enhancement Technologies Holdco, Inc. on June 30, 2026).
10.1	Agreement to Convert Debt to Equity, dated June 5, 2026, between Rain Enhancement Technologies Holdco, Inc. and RHY Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Rain Enhancement Technologies Holdco, Inc. on June 9, 2026).
10.2	Joinder to Lock-Up Agreement, dated June 5, 2026, between Rain Enhancement Technologies Holdco, Inc. and RHY Management LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Rain Enhancement Technologies Holdco, Inc. on June 9, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rain Enhancement Technologies Holdco, Inc.

Date: August 14, 2026	By:	/s/ Randall Seidl
		Name:	Randall Seidl
		Title:	Chief Executive Officer and Director

Date: August 14, 2026	By:	/s/ Oanh Truong
		Name:	Oanh Truong
		Title:	Interim Chief Financial Officer